Form 10QSB
period 2005-09-30
Zone Mining LTD
filed 2005-11-14
CIK 1327793

=================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2005

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 333-125436

ZONE MINING LIMITED
 (Exact name of registrant as specified in its charter)

NEVADA	N/A
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

C202 9801 King George Highway
Surrey, British Columbia
Canada V3T 5H6
 (Address of principal executive offices)

(604) 588-1183
 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]

The Registrant is a Shell company. Yes [   ] No [ x ]

===============================================================================================

PART I
Item 1. Financial Statements	Statement 1
Zone Mining Limited (An Exploration Stage Company)
Interim Balance Sheets
Expressed in US Funds

ASSETS	As at September 30, 2005 (Unaudited)	As at March 31, 2005 (Audited)
Current
Cash and cash equivalents	$16,759	$14,920
Prepaid expense (Note 6)	-	15,000
	$16,759	$29,920

LIABILITIES
Current
Accounts payable	$7,467	$10,296
Accrued liabilities	1,500	3,062
Due to related party (Note 5)	30,000	15,000
	38,967	28,358

Going Concern (Note 1)

SHAREHOLDERS' EQUITY (DEFICIENCY)
Capital Stock (Note 4)
Authorized: 100,000,000 common shares, $0.00001 par value 100,000,000 preferred shares, $0.00001 par value
Issued and outstanding shares: 750,000 common shares - Statement 3	8	8
Capital in excess of par value - Statement 3	14,992	14,992
Deficit accumulated during the exploration stage - Statement 3	(37,208)	(13,438)
	(22,208)	1,562
	$16,759	$29,920

- See Accompanying Notes -

Zone Mining Limited (An Exploration Stage Company)	Statement 2
Interim Statements of Loss
Expressed in US Funds
Unaudited

	Cumulative from Inception (January 31, 2005) to September 30, 2005	Six-Months Ended September 30, 2005	Three-Months Ended September 30, 2005

General and administrative expenses	$25,331	$21,892	$4,505

Loss Before Other Items	(25,331)	(21,892)	(4,505)

Other Items
Mineral property costs	(11,875)	(1,875)	(1,875)
Foreign exchange gain	(2)	(2)	(3)
Loss for the Period	$(37,208)	$(23,769)	$(6,383)

Basic and Diluted Loss per Common Share	$(0.03)	$(0.01)

Weighted Average Number of Shares Outstanding	750,000	750,000

- See Accompanying Notes -

Zone Mining Limited (An Exploration Stage Company)	Statement 3
Interim Statements of Shareholders' Equity (Deficiency)
Expressed in US Funds
Unaudited

	Common Shares Shares Amount		Capital in Excess of Par Value	Deficit Accumulated During the Exploration Stage	Total
Inception - January 31, 2005	-	$-	$-	$-	$-
Common shares issued for cash at $0.02 per share	750,000	8	14,992	-	15,000
Loss for the period	-	-	-	(13,438)	(13,438)
Balance - March 31, 2005	750,000	$8	$14,992	$(13,438)	$1,562
Loss for the period	-	-	-	(17,387)	(17,387)
Balance - June 30, 2005	750,000	$8	$14,992	(30,825)	$(15,825)
Loss for the period	-	-	-	(6,383)	(6,383)
Balance - September 30,
2005	750,000	$8	$14,992	$(37,208)	$(22,208)

- See Accompanying Notes -

Zone Mining Limited (An Exploration Stage Company)	Statement 4
Interim Statements of Cash Flows
Expressed in US Funds
Unaudited

Cash Resources Provided By (Used In)	Cumulative from Inception (January 31, 2005) to September 30, 2005	Six-Months Ended September 30, 2005	Three-Months Ended September 30, 2005
Operating Activities
Loss for the period	$(37,208)	$(23,769)	$(6,383)
Changes in operating assets and liabilities Prepaid expense	-	15,000	-
Accounts payable and accrued liabilities	8,967	(4,392)	4,026
	(28,241)	(13,161)	(2,357)

Financing Activities
Advances from related party	30,000	15,000	-
Issuance of capital stock	15,000	-	-
	45,000	15,000	-

Net Increase (Decrease) in Cash and Cash
Equivalents	16,759	1,839	(2,357)
Cash and cash equivalent position - Beginning of period	-	14,920	19,116
Cash and Cash Equivalents Position - End of Period	$16,759	$16,759	$16,759

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

- See Accompanying Notes -

Zone Mining Limited (An Exploration Stage Company)
Notes to Interim Financial Statements
September 30, 2005
Expressed in US Funds
Unaudited

1. Organization and Going Concern

Zone Mining Limited (the "Company") was incorporated on January 31, 2005 in the State of Nevada, U.S.A. It is based in Vancouver, British Columbia, Canada.

The Company is an exploration stage company that engages principally in the acquisition, exploration and development of resource properties. During a prior period, the Company acquired a 100% interest in 15 mineral mining claims in the Maricopa County, Arizona USA and has not yet determined whether this property contains reserves that are economically recoverable. To date, the Company's activities have been limited to its formation and the raising of equity capital.

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at September 30, 2005, the Company has a working capital deficiency of $22,208 and an accumulated deficit of $37,208. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop the mineral properties and the discovery, development and sale of ore reserves.

In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Significant Accounting Policies

a) Basis of Presentation
The accounting and reporting policies of the Company conform to United States generally accepted accounting principles applicable to exploration stage enterprises.

b) Fiscal Periods
The Company's fiscal year end is March 31.

Zone Mining Limited (An Exploration Stage Company)
Notes to Interim Financial Statements
September 30, 2005
Expressed in US Funds
Unaudited

2. Significant Accounting Policies - Continued

c) Use of Estimates
The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company' s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

d) Cash and Cash Equivalents
Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

e) Mineral Property Costs
The Company has been in the exploration stage since its formation in January 31, 2005 and has not yet realized any revenue from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

f) Long Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable or at least at the end of each reporting period. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, management measures fair value based on quoted market prices or based on discounted estimates of future cash flows.

Zone Mining Limited (An Exploration Stage Company)
Notes to Interim Financial Statements
September 30, 2005
Expressed in US Funds
Unaudited

2. Significant Accounting Policies - Continued

g) Fair Value of Financial Instruments and Derivative Financial Instruments
The Company has adopted Statement of Financial Accounting Standards ("SFAS") Number 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments." The carrying amounts of cash and cash equivalents, accounts payable, accrued liabilities and amount due to related party approximate their fair values because of the short maturity of these items. Certain fair value estimates may be subject to and involve, uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price or interest rate market risks.

h) Segmented Reporting
SFAS Number 131, "Disclosure About Segments of an Enterprise and Related Information", changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. Except for mineral property costs, which relate to operations in U.S.A., all other expenses, assets and liabilities relate to operations in Canada.

i) Income Taxes
Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS Number 109, "Accounting for Income Taxes", which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

j) Earnings (Loss) per Share
The Company has adopted Financial Accounting Standards Board ("FASB") Statement Number 128, "Earnings per Share," ("EPS") which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period.

Zone Mining Limited (An Exploration Stage Company)
Notes to Interim Financial Statements
September 30, 2005
Expressed in US Funds
Unaudited

2. Significant Accounting Policies - Continued

k) Risks and Uncertainties
The Company operates in the resource exploration industry that is subject to significant risks and uncertainties, including financial operational, technological and other risks associated with operating a resource exploration business, including the potential risk of business failure.

l) Foreign Currency Transactions
The Company's functional currency is the Canadian Dollar. The Company's reporting currency is the U.S. Dollar. All transactions initiated in Canadian Dollars are translated to U.S. Dollars in accordance with SFAS No. 52 as follows:

(i) Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;
(ii) Equity at historical rates; and
(iii) Revenue and expense items at the average rate of exchange prevailing during the period.

Unrealized exchange gains and losses arising from such translations are deferred until realization and are included as a separate component of shareholders' equity (deficit) as a component of comprehensive income or loss. Upon realization, the amount deferred is recognized in income in the period when it is realized.

No significant realized exchange gain or losses were recorded in the period ended September 30, 2005.

m) Concentrations of Credit Risk
The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company's management also routinely assesses the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

n) Derivative Financial Instruments
The Company was not a party to any derivative financial instruments during the reported fiscal period.

Zone Mining Limited (An Exploration Stage Company)
Notes to Interim Financial Statements
September 30, 2005
Expressed in US Funds
Unaudited

2. Significant Accounting Policies - Continued

o) Stock-Based Compensation
The Company accounts for stock-based compensation issued to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". Under the intrinsic value method, compensation is the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation, if any, is recognized over the applicable service period, which is usually the vesting period. The Financial Accounting Standards Board ("FASB") has issued SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" and interpreted by FASB Interpretation No. ("FIN") 44, "Accounting for certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25". This standard, if fully adopted, changes the method of accounting for all stock-based compensation to the fair value method. For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

The adoption of the accounting methodology of SFAS No. 123 for employees is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB No. 25; however, pro forma disclosures, as if the Company had adopted the cost recognition requirements under SFAS No. 123, are required to be presented.

As at September 30, 2005, the Company had no stock-based compensation plans nor had it granted options to employees. The Company would account for such grants under the recognition and measurement principles of APB No. 25, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as no options had been granted.

p) Comprehensive Income (Loss)
SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended September 30, 2005, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the period ended September 30, 2005.

Zone Mining Limited (An Exploration Stage Company)
Notes to Interim Financial Statements
September 30, 2005
Expressed in US Funds
Unaudited

3. Mineral Property Costs

By agreement dated April 18, 2005 with Gold Explorations LLC ("Gold"), the Company leased a 100% interest in certain properties consisting of 15 unpatented mineral claims, known as the Black Rock Basin property ("the Property") located in the Maricopa County of Arizona, United States.

All cash payments shall be made within 30 days of the anniversary date, otherwise the mineral property rights will revert back to Gold.

In addition, the Company must incur exploration expenditures in the amount of $15,000 with the work to be performed by Gold. Failure to fulfill the exploration expenditure requirement will result in the properties reverting back to Gold.

The Company is also responsible for maintaining the mineral claims in good standing by paying all the necessary rents, taxes and filing fees associated with the Property.

4. Capital Stock

a) Authorized Stock
The Company has authorized 100,000,000 common shares with a par value of $0.00001 per share. The Company has also authorized 100,000,000 preferred shares with a par value of $0.00001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

b) Share Issuance
Since the inception of the Company on January 31, 2005 to September 30, 2005, the Company has issued 750,000 common shares at $0.02 per share for total proceeds of $15,000 being $8 for par value shares and $14,992 for capital in excess of par to directors and officers of the Company.

5. Due to Related Party

As of September 30, 2005, the Company was obligated to a director and officer of the Company, for a non-interest bearing demand loan with a balance of $30,000.

6. Commitments

The Company signed an agreement to pay $25,000 in legal fees for the SB-2 Registration Statement. During the prior period, the Company advanced its legal counsel $15,000 which was accordingly classified as a prepaid expense and then the amount has been expensed. The remaining balance of $10,000 was paid during October, 2005.

Zone Mining Limited (An Exploration Stage Company)
Notes to Interim Financial Statements
September 30, 2005
Expressed in US Funds
Unaudited

7. New Accounting Pronouncements

Recent accounting pronouncements that are listed below did and/or are not currently expected to have a material effect on the Company' s financial statements.

  SFAS No. 151, Inventory Costs - an Amendment of ARB No. 43
  SFAS No. 123R, Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95
  SFAS No. 153, Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29
  SFAS No. 154, Accounting Changes and Error Corrections

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS

This report includes a number of forward looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

Plan of Operation

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point.

Accordingly, we must raise cash from sources other than the sale of minerals found on the property. That cash must be raised from other sources. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business. If we raise the amount of money in our public, we believe it, will last a minimum of twelve months.

We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of our Form SB-2 registation statement. We are not going to buy or sell any plant or significant equipment during the next twelve months.

The property is located in the northeast portion of the Belmont Mountain Range in western Maricopa County, Arizona.

Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have selected Gold Explorations LLC to supervise the work as of the date of this prospectus. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don't find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and can't raise it, we will have to suspend or cease operations.

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

The property is undeveloped raw land. Exploration and surveying has not been initiated and will not be initiated until we raise money in our public offering. That is because we do not have money to start exploration. Once the offering is concluded, we intend to start exploration operations. To our knowledge, the property has never been mined. The only event that has occurred is the locating and the recording of the lode mining claims under the direction of H.G. McNeill.

Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can't predict what that will be until we find mineralized material.

We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

We intend to implement an exploration program which consists of establishing a grid mapping and sample collecting at regular intervals. The soil and rock chip samples will be collected and analyzed for gold, silver, copper, lead and zinc. The results will be plotted on a map to determine where the elevated areas of mineralization occur. We intend to collect soil samples on 50 foot centers over the best looking areas on either 300 or 500 foot line spacing. Rock chip samples will be taken where we have the best outcrop exposures. Based upon the results of the exploration Mr. Berrow will determine, in consultation with Gold Explorations LLC, if the property is to be dropped or further exploration work done. Mr. Berrow will not receive fees for his services. The proceeds from our public offering are designed only to fund the costs of an exploration program recommended by H.G. McNeill, an Engineering Contractor. Additional funding will be required to take the property to a more advanced stage of exploration. We intend to send our samples to Chemex Labs.

We estimate the cost of the proposed work program to be $16,200. This is composed of $2,500 for a grid mapping, $7,000 for sample analysis, assays, $3,000 for labor and supplies and $2,500 for supervision, and $1,200 for office, mail couriers, equipment and the cost of preparing reports for filing with the sec. We estimate it will take up to two to three weeks to complete the grid and collect the samples. We will begin the program after the completion of the offering, weather permitting.

If we are unable to complete any phase of exploration because we don't have enough money, we will cease operations until we raise more money. If we can't or don't raise more money, we will cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything.

We do not intend to hire additional employees at this time. All of the work on the property will be conducted by unaffiliated independent contractors that will be hired by Gold Explorations LLC. The independent contractors will be responsible for surveying, geology, engineering, and exploration.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we will conduct the research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases. We believe that the funds raised from our public offering will allow us to operate for one year.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

To meet our need for cash we are attempting to raise money from our public offering. We cannot guarantee that we will be able to raise enough money through our public offering to stay in business. Whatever money we do raise, will be applied to the items set forth in the Use of Proceeds section of our Form SB-2 registration statement. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need from our public offering to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

We have discussed this matter with our officers and directors and Mr. Berrow has agreed to advance funds as needed until our public offering is completed or failed and has agreed to pay the cost of reclamation of the property should mineralized material not be found thereon. There is no written agreement with Mr. Berrow to this affect. The agreement is entirely oral. We estimate the cost of reclamation to be not more than $5,000. Mr. Berrow has advanced $30,000 to date. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. The funds raised in our public offering, together with the loans advanced, will allow us to operate for a minimum of one year. Other than as described in this paragraph, we have no other financing plans.

We acquired a lease that grants us the right to enter on a property which contains fifteen lode mining claims with our employees, representatives and agents, and to prospect, explore, test, develop, work and mine the property. The property is staked and we will begin our exploration plan upon completion of our public offering, weather permitting. As of the date of this report we have yet to begin operations and therefore we have yet to generate any revenues.

Since inception, we have issued 750,000 shares of our common stock and received $15,000.

We have received $30,000 in loans from Mr. Berrow, one of our directors.

As of the date of this report, we have yet to begin operations and therefore have not generated any revenues.

We issued 750,000 shares of common stock pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933 in February 22, 2005. The purchase price of the shares was $15,000. This was accounted for as an acquisition of shares.

As of September 30, 2005, our total assets were $16,759 and our total liabilities were $38,967.

ITEM 3. CONTROLS AND PROCEDURES.

(a)     Evaluation of Disclosure Controls and Procedures:   Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)     Changes in Internal Control over Financial Reporting:   There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On October 4, 2005, our Form SB-2 registration statement (SEC file no. 333-125436) was declared effective by the SEC. As of that date, we have not raised any funds in our public offering. There was no underwriter involved in our public offering.

ITEM 6. EXHIBITS.

(a) The following Exhibits are attached hereto:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November, 2005.

ZONE MINING LIMITED
(Registrant)

BY:	/s/ Albert Berrow
Albert Berrow
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer and a member of the Board of Directors.