Form 10QSB
period 2005-12-31
Zone Mining LTD
filed 2006-02-14
CIK 1327793

============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED December 31, 2005

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

The Registrant is a Shell company. Yes [   ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As at January 31, 2006 the issuer had 3,250,000 common shares issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [   ]

============================================================================================

PART I

Item 1.     Financial Statement

Zone Mining Limited	Statement 1
(An Exploration Stage Company)
Interim Balance Sheets
Expressed in US Funds

	As at	As at
	December 31,	March 31,
	2005	2005
ASSETS	(Unaudited)	(Audited)
Current
Cash and cash equivalents	$46,046	$14,920
Prepaid expense (Note 6)	-	15,000
	$46,046	$29,920

LIABILITIES
Current
Accounts payable	$517	$10,296
Accrued liabilities	2,500	3,062
Due to related party (Note 5)	30,000	15,000
	33,017	28,358

Going Concern (Note 1)

SHAREHOLDERS' EQUITY (DEFICIENCY)
Capital Stock (Note 4)
Authorized:
100,000,000 common shares, $0.00001 par value
100,000,000 preferred shares, $0.00001 par value
Issued and outstanding shares:
3,250,000 (March 31 - 750,000) common shares - Statement 3	33	8
Capital in excess of par value - Statement 3	64,967	14,992
Deficit accumulated during the exploration stage - Statement 3	(51,971)	(13,438)
	13,029	1,562
	$46,046	$29,920

- See Accompanying Notes -

Zone Mining Limited		Statement 2
(An Exploration Stage Company)
Interim Statements of Loss
Expressed in US Funds
Unaudited

	Cumulative from
	Inception
	(January 31,	Nine-Months	Three-Months
	2005) to	Ended	Ended
	December 31,	December 31,	December 31,
	2005	2005	2005

General and administrative expenses	$40,094	$36,656	$14,763

Loss Before Other Items	(40,094)	(36,656)	(14,763)

Other Items
Mineral property costs	(11,875)	(1,875)	-
Foreign exchange gain	(2)	(2)	-
Loss for the Period	$(51,971)	$(38,533)	$(14,763)

Basic and Diluted Loss per Common Share		$(0.05)	$(0.18)

Weighted Average Number of Shares Outstanding		777,273	81,522

- See Accompanying Notes -

Zone Mining Limited				Statement 3
(An Exploration Stage Company)
Interim Statements of Shareholders' Equity (Deficiency)
Expressed in US Funds
Unaudited

	Common Shares		Capital in Excess of	Deficit Accumulated During the Exploration
	Shares	Amount	Par Value	Stage	Total

Inception - January 31, 2005	-	$-	$-	$-	$-
Common shares issued for cash	750,000	8	14,992	-	15,000
at $0.02 per share
Loss for the period	-	-	-	(13,438)	(13,438)

Balance - March 31, 2005	750,000	$8	$14,992	$(13,438)	$1,562
Common shares issued for cash
at $0.02 per share	2,500,000	25	49,975	-	50,000

Loss for the period	-	-	-	(38,533)	(38,533)

Balance - December 31, 2005	3,250,000	$33	$64,967	$(51,971)	$13,029

- See Accompanying Notes -

Zone Mining Limited		Statement 4
(An Exploration Stage Company)
Interim Statements of Cash Flows
Expressed in US Funds
Unaudited

	Cumulative		Three-
	from Inception		Months
	(January 31,	Nine-Months	Ended
	2005) to	Ended	December
	December 31,	December 31,	31,
Cash Resources Provided By (Used In)	2005	2005	2005
Operating Activities
Loss for the period	$(51,971)	$(38,533)	$(14,763)
Changes in operating assets and liabilities
Prepaid expense	-	15,000	-
Accounts payable and accrued liabilities	3,017	(10,341)	(5,950)
	(48,954)	(33,874)	(20,713)

Financing Activities
Advances from related party	30,000	15,000	-
Issuance of capital stock	65,000	50,000	50,000
	95,000	65,000	50,000

Net Increase (Decrease) in Cash and Cash Equivalents	46,046	31,126	29,287
Cash and cash equivalent position - Beginning of period	-	14,920	16,759
Cash and Cash Equivalents Position - End of Period	$46,046	$46,046	$46,046

Supplemental Cash Flow Disclosure:
Cash paid for interest		$-	$-
Cash paid for income taxes		$-	$-

- See Accompanying Notes -

Zone Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements
December 31, 2005
Expressed in US Funds
Unaudited

1.	Organization and Going Concern

Zone Mining Limited (the "Company") was incorporated on January 31, 2005 in the State of Nevada, U.S.A. It is based in Vancouver, British Columbia, Canada.

The Company is an exploration stage company that engages principally in the acquisition, exploration and development of resource properties. By Exploration Lease Agreement dated March 31, 2005, the Company has the right to conduct exploration work on 15 mineral mining claims in the Maricopa County, Arizona, U.S.A. and has not yet determined whether this property contains reserves that are economically recoverable. To date, the Company's activities have been limited to its formation and the raising of equity capital.

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at December 31, 2005, the Company has working capital equity of $13,029 and an accumulated deficit of $51,971. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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
December 31, 2005
Expressed in US Funds
Unaudited

2.	Significant Accounting Policies - Continued

	c)	Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

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
December 31, 2005
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
December 31, 2005
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

The Company's functional currency is the Canadian Dollar. The Company's reporting currency is the U.S. Dollar. All transactions initiated in Canadian Dollars are translated to U.S. Dollars in accordance with SFAS No. 52 as follows:

		i)	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;
		ii)	Equity at historical rates; and
		iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Unrealized exchange gains and losses arising from such translations are deferred until realization and are included as a separate component of shareholders' equity (deficit) as a component of comprehensive income or loss. Upon realization, the amount deferred is recognized in income in the period when it is realized.

No significant realized exchange gain or losses were recorded in the period ended December 31, 2005.

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
December 31, 2005
Expressed in US Funds
Unaudited

2.	Significant Accounting Policies - Continued

	o)	Stock-Based Compensation

During the current year, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. The adoption of this accounting policy did not have any effect on prior periods.

As at December 31, 2005, the Company had no stock-based compensation plans nor had it granted options to employees. The Company would account for such grants under the recognition and measurement principles of APB No. 25, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as no options had been granted.

	p)	Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended December 31, 2005, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the period ended December 31, 2005.

Zone Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements
December 31, 2005
Expressed in US Funds
Unaudited

3.	Mineral Property Costs

By Exploration Lease Agreement dated March 31, 2005 with Gold Explorations LLC ("Gold"), the Company has the right to conduct exploration work on certain properties consisting of 15 unpatented mineral claims, known as the Black Rock Basin property ("the Property") located in the Maricopa County of Arizona, United States. The lease has a 25-year term and expires on March 31, 2030. The Company can terminate the lease at any time by giving a 30 days notice prior to an anniversary date.

As consideration, the Company is required to make annual lease payments of $10,000 (paid to date). All cash payments shall be made within 30 days of the anniversary date, otherwise the mineral property rights will revert back to Gold.

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

Since the inception of the Company on January 31, 2005 to December 31, 2005, the Company has issued 3,250,000 common shares at $0.02 per share for total proceeds of $65,000 being $33 for par value shares and $64,967 for capital in excess of par to directors and officers of the Company.

5.	Due to Related Party

As of December 31, 2005, the Company was obligated to a director and officer of the Company, for a non-interest bearing demand loan with a balance of $30,000.

6.	Commitments

The Company signed an agreement to pay $25,000 in legal fees for the SB-2 Registration Statement. During the prior period, the Company advanced its legal counsel $15,000 which was accordingly classified as a prepaid expense and then the amount has been expensed. The remaining balance of $10,000 was paid during October, 2005.

Zone Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements
December 31, 2005
Expressed in US Funds
Unaudited

7.	New Accounting Pronouncements

Recent accounting pronouncements that are listed below did and/or are not currently expected to have a material effect on the Company's financial statements.

* SFAS No. 151, Inventory Costs - an Amendment of ARB No. 43
* SFAS No. 123R, Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95
* SFAS No. 153, Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29
* SFAS No. 154, Accounting Changes and Error Corrections

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS

This report includes a number of forward looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of quarterly report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

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

On March 31, 2005 we have signed an Exploration Lease Agreement to conduct exploration work in the northeast portion of the Belmont Mountain Range in western Maricopa County, Arizona.

Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have selected Gold Explorations LLC to supervise the work as of the date of report. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don't find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

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

At this time we only have a license to explore. In the future, we will need to negotiate with and enter into, another agreement with the owner of the property to give us the right to the mineralized material, if any.

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

We acquired a lease that grants us the right to enter on a property which contains fifteen lode mining claims with our employees, representatives and agents, and to prospect, explore, test, develop, work and mine the property. However, at this time, we do not have the rights to any of the minerals. The property is staked and we will begin our exploration plan upon completion of our public offering, weather permitting. As of the date of this report we have yet to begin operations and therefore we have yet to generate any revenues.

Since inception, we have issued 3,250,000 shares of our common stock and received $65,000.

We have received $30,000 in loans from Mr. Berrow, one of our directors.

As of the date of this report, we have yet to begin operations and therefore have not generated any revenues.

We issued 3,250,000 shares of common stock pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933 in February 22, 2005. The purchase price of the shares was $15,000. This was accounted for as an acquisition of shares.

As of December 31, 2005, our total assets were $46,046 and our total liabilities were $33,017.

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

(b)     Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

PART II - OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

On October 4, 2005, our Form SB-2 registration statement (SEC file no. 333-125436) was declared effective by the SEC. On December 23, 2005, we completed our public offering of 2,500,000 shares of common stock to 44 persons in consideration of $50,000.

Since completing our public offering, we have used the proceeds as follows:

Offering Expenses	$30,000
Grid Mapping	$0
Sample Analysis, Assays	$0
Labor and Supplies	$0
Supervision	$0
Stationary, Mail	$0
Accounting	$0
Office Equipment	$0
Cash on Hand	$0
Totals	$30,000

ITEM 6.     EXHIBITS.

The following Exhibits are attached hereto:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of February, 2006.

ZONE MINING LIMITED
(Registrant)

BY:	/s/ Albert Berrow
Albert Berrow
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer and a member of the Board of Directors.