Form 10KSB
period 2006-03-31
Zone Mining LTD
filed 2006-06-29
CIK 1327793

============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	Annual report pursuant to Section 13 or 15(d) of the securities exchange act of 1934
For the fiscal year ended March 31, 2006.

OR

[ ]	Transition report under Section 13 or 15(d) of the securities exchange act of 1934

ZONE MINING LIMITED
 (Exact name of registrant as specified in its charter)

Nevada	333-125436	98-0446135
(State of other jurisdiction of	(Commission File Number)	(IRS Employer Identification No.)
incorporation or organization)

7164 120th Street
Surrey, British Columbia
Canada V3W 3M8
 (Address of principal executive offices)

Issuer's telephone number: (604) 592-8321 ext. 244

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]     No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

We are a shell Company.   Yes [   ]     No [X]

============================================================================================

State issuer's revenues for its most recent fiscal year: $0.00.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $625,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 30, 2006, the issuer had 3,250,000 shares of common stock issued and outstanding.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-KSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

Business of Issuer

We are an exploration stage corporation. An exploration stage corporation is one engaged in the search of mineral deposits or reserves which are not in either the development or production stage. We have conducted exploration activities on the Black Rock Basin, lode mining claims, in Maricopa County, Arizona. We maintain our statutory registered agent's office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89544 and our business office is located at 7164 120th Street, Surrey, British Columbia, Canada, V3W 3M8. This is our mailing address as well. Our telephone number is (604) 592-8321 ext. 244.

There is no assurance that a commercially viable mineral deposit exists on the property and further exploration will be required before a final evaluation as to the economic feasibility is determined.

Background

On April 18, 2005, we executed a lease with Gold Explorations LLC, an unrelated third party that holds title to the property. Under the terms of the lease, we have the right to explore for gold on 300 acres. The property is comprised of 15 lode mining claims in Maricopa County, Arizona. The terms of lease provided that we will pay Gold Explorations $10,000 upon the commencement anniversary date of April 18, 2006, and each year thereafter for a period twenty-five years. We paid this $10,000 fee on March 27, 2006. We may terminate the agreement upon giving thirty (30) days notice prior to the commencement of an anniversary date. The property is subject to the rules and regulations of the Bureau of Land Management. We will be exploring for mineralized material. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. The lease grants us the right to enter on the property with our employees, representatives and agents, and to prospect, explore, test, develop, work and mine the property.

We will be responsible for payment of any taxes and maintenance fees due to BLM for 2006 and every year after thereafter. Pursuant to the agreement, we will be responsible for paying taxes and maintenance fees not exceeding $2,000 per annum.

We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon the sale of our securities and loans from our officers and directors to fund operations.

The fee simple title to the property is owned by Gold Explorations LLC. The property is referred to as the Black Rock Basin Project (BRB). Gold Explorations LLC has leased these claims and the rights that go with them to Zone Mining Limited. The lease grants us the right to enter on the property with our employees, representatives and agents, and to prospect, explore, test, develop, work and mine the property.

The property is unencumbered and there are no competitive conditions which affect the property. Further, there is no insurance covering the property and we believe that no insurance is necessary since the property is unimproved and contains no buildings or improvements.

In the spring of 2006 we performed soil and rock sampling on the property. We are presently in the exploration stage and we cannot guarantee that a commercially viable mineral deposit, a reserve, exists in the property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

Claims

The following is a list of claim numbers, location, and date of recording of our claims:

Claim No	Location	Date of Recording

BRB #1 to #3	NE quarter, Sec. 20, T4N., R7W	March 26,2002
BRB #4 to #9	SE quarter, Sec. 17, T4N , R7W	March 26,2002
BRB #10 to #12	NE quarter, Sec. 20, T4N., R7W	March 26,2002
BRB #13 to #15	NW quarter, Sec. 20, T4N., R7W	March 26,2002

In total 15 mineral claims

Location and Access

The property is located in the southern part of the Vulture Mining District, Maricopa County, Arizona on the northeastern flank of the Belmont Mountains. Ground comprising the BRB Project is located within sections 17 and 20, Township 4 North, Range7 West. The project area is covered by the Belmont Mountain 7 1/2 minute topographic map. Access to the project area is possible year around. The property is located approximately 80 miles west of Phoenix and about 25 miles southwest of Wickenburg, Arizona.

The BRB Project is situated within the lower hills and flats of the northern Belmont Mountains Range where elevations from a low of 1900 feet to a maximum of just under 2500 feet are found on the property. The predominant drainage on the property is east. Vegetation consists predominantly of Creosote (greasewood), Palo Verde and Mesquite with a variety of cacti. Land use is for cattle and sheep grazing. The only habitation or other cultural features within ten miles is a small ranch house northeast of the project site.

Property Geology

At the BRB a series of fault controlled veins cut Tertiary basalts. These basalts are a dark gray to black colored, moderate to fine-grained vesicular flows. At the extreme west, north and south end of the property, rhyolite flows and flow breccias cap the basalt. This rhyolite generally is a light-yellowish-brown to a light brownish-gray color, iron stained to a reddish color where pyrite is abundant.

The veins occur within a zone almost 4 miles in length and 1/4 to 3/4 miles in width. The veins and veinlets vary in width from inches to tens of feet and several hundred to possibly several thousand feet of strike length. These veins are comprised of quartz, calcite, with silicified and brecciated vein material. The only visible ore-bearing minerals are sphalerite (zinc sulfide), galena (lead sulfide) with sparse chrysocolla and malachite (copper silicates and carbonates).

The west zone, moderately exposed on the steeper slopes, the northwest zone, well exposed, the central zone, poorly exposed due to alluvial cover, the northeast zone, again poorly exposed due to a think layer of soil cover.

History of Previous Work

Ground within the BRB Project experienced minor prospecting, probably during the 1930's. The property evidences numerous small prospect pits, shallow shafts and several small tunnels or adits. Most of the exploration was focused on the west end of the property.

Supplies

Supplies and manpower are readily available for exploration of the property.

Other

Other than our leasehold interest in the property, we own no plants or other property. With respect to the property, our right to conduct exploration activity is based upon the Agreement with Gold Explorations LLC.

Our Proposed Exploration Program

Working with a $15,000 budget, we conducted a soil and rock sampling program. We collected 380 soil and rock samples to analyze. We collected soil samples on 50 foot centers over the best looking areas on either 300 or 500 foot line spacing. Rock chip samples were taken where we had the best outcrop exposures. All sample locations were marked with metal tags and provided with GPS coordinates. We collected 350 soil samples and 30 rock samples which covered the claim block.

Samples have been shipped to Chemex Labs. It will take three weeks to obtain results from the lab. We will plot all sample locations on a map with GPS coordinates for sample sites.

Funds have been used exclusively for grid installation, sample collecting, supplies, shipping, lab costs, meals, motels, truck fuel and labor.

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

The property is undeveloped raw land. Only the soil and rock sampling program has been done to date.

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

Our public offering does not provide funding for drilling. Mr. Berrow, after conferring with Gold Explorations LLC, will determine if and when drilling will occur on the property. While Gold Explorations LLC has no right to prevent us from exploring or extracting minerals from the property, we believe, because of its knowledge of the property, it is in our best interest to confer with Gold Explorations' management. Mr. Berrow will not receive fees for his services. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. The proceeds from our public offering are designed to only fund the costs of soil and rock chip sampling.

The costs of our work program were provided by Mr. Steve Karolyi, of Gold Explorations LLC a report of February 24, 2005 on the Black Rock Basin, Lode Mining Claims. He estimated the cost of supervision, grid mapping, sample analysis, assays, labor and supplies to be $15,000. We have no relationship with Mr. Karolyi. The exploration activity was initiated in the spring of 2006.

We cannot provide you with a more detailed discussion of how our exploration program will work and what we expect will be our likelihood of success. That is because we have a piece of raw land and we intend to look for a gold ore body. We may or may not find an ore body. Our lease grants us the right to enter on the property with our employees, representatives and agents, and to prospect, explore, test, develop, work and mine the property. We hope we do, but it is impossible to predict the likelihood of such an event. In addition, the nature and direction of the exploration may change depending upon initial results.

We do not have any plan to take our company to revenue generation. That is because we have not found economic mineralization yet and it is impossible to project revenue generation from nothing.

Competitive Factors

The gold mining industry is fragmented, that is there are many, many gold prospectors and producers, small and large. We do not compete with anyone. That is because there is no competition for the exploration or removal of minerals from the property. We will either find gold on the property or not. If we do not, we will cease or suspend operations. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the gold mining market. Readily available gold markets exist in the United States and around the world for the sale of gold. Therefore, we will be able to sell any gold that we are able to recover.

Regulations

Our mineral exploration program is subject to the regulations of the Bureau of Land Management.

The prospecting on the property is provided under the existing 1872 Mining Law and all permits for exploration and testing must be obtained through the local Bureau of Land Management (BLM) office of the Department of Interior. Obtaining permits for minimal disturbance as envisioned by this exploration program will require making the appropriate application and filing of the bond to cover the reclamation of the test areas. From time to time, an archeological clearance may need to be contracted to allow the testing program to proceed.

Rental Fee Requirement

The Federal government's Continuing Act of 2002 extends the requirement of rental or maintenance fees in place of assessment work for filing and holding mining claims with the BLM. All claimants must pay a yearly maintenance fee of $100 per claim for all or part of the mining claim assessment year. The fee must be paid at the State Office of the Bureau of Land Management by August 31, of each year. Zone Mining Limited has paid this fee through 2006. The assessment year ends on noon of September 1 of each year. The initial maintenance fee is paid at the time the Notice of Location is filed with the BLM and covers the remainder of the assessment year in which the claim was located. There are no exemptions from the initial fee. Some claim holders made qualify for a Small Miner Exemption waiver of the maintenance fee for assessment years after the year in which the claim was located. We do not qualify for a Small Miner Exemption. The following sets for the BLM fee schedule:

Fee Schedule* (per claim)
Location Fee	$30.00
Maintenance Fee.	$125.00
Service Charges	$10.00
Transfer Fee	$5.00
Proof of Labor	$5.00
Notice of Intent to Hold	$5.00
Transfer of Interest	$5.00
Amendment	$5.00
Petition for Deferment of Assessment Work	$25.00
Notice of Intent to Locate on Stock Raising Homestead land	$25.00
* Fee schedule reflects increases of July 2004 and July 2005.

The BLM regulations provide for three types of operations on public lands: 1. Casual Use level, 2. Notice level and 3. Plan of Operation level.

  Casual Use means activities ordinarily resulting in no or negligible disturbance of the public lands or resources. Casual Use operations involve simple prospecting with hand tools such as picks, shovels, and metal detectors. Small-scale mining devices such as dry washers having engines with less than 10 brake-horsepower are allowed, provided they are fed using only hand tools. Casual Use level operations are not required to file an application to conduct activities or post a financial guarantee.

  Notice level operations include only exploration activities in which five or less acres of disturbance are proposed. Presently, all Notice Level operations require a written notice and must be bonded for all activities other than reclamation.

  Plans of Operation activities include all mining and processing (regardless of the size of the proposed disturbance), plus all other activities exceeding five acres of proposed public land disturbance.

Operators are encouraged to conduct a thorough inventory of the claim to determine the full extent of any existing disturbance and to meet with field office personnel at the site before developing an estimate. The inventory should include photographs taken "before" and "after" any mining activity.

If an operator constructs access or uses an existing access way for an operation and would object to BLM blocking, removing, or claiming that access, then the operator must post a financial guarantee that covers the reclamation of the access.

Concurrence by the BLM for occupancy is required whenever residential occupancy is proposed or when fences, gates, or signs will be used to restrict public access or when structures that could be used for shelter are placed on a claim. It is the claimant's responsibility to prepare a complete notice or plan of operators.

Mining Claims On State Land

The Arizona law authorizing location of claims on State Lands was repealed in 1998. Acquisition of mineral rights on Arizona trust land can only be accomplished by application for a prospecting permit, mineral lease, or lease of common variety materials.

Gold Explorations LLC has secured all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

We are in compliance with all laws and will continue to comply with the laws in the future. We believe that compliance with the laws will not adversely affect our business operations.

We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property.

We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. At this point, a permit from the BLM would be required. Also, we would be required to comply with the laws of the state of Arizona and federal regulations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only "cost and effect" of compliance with environmental regulations in the State of Arizona is returning the surface to its previous condition upon abandonment of the property. We will only be using "non-intrusive" exploration techniques and will not leave any indication that a sample was taken from the area. Gold Explorations LLC and the employees will be required to leave the area in the same condition as they found it - on a daily basis.

We have not allocated any funds from the proceeds of our public offering for the cost of reclamation of the property and the proceeds for the cost of reclamation will not be paid from the proceeds of the offering. Mr. Berrow, our president has agreed to pay the cost of reclamation should we not find mineralized material.

Subcontractors

We intend to use the services of Gold Explorations LLC who will supervise the subcontractors for manual labor exploration work on our properties.

Employees and Employment Agreements

At present, we have no full-time employees. Our two officers and directors are part-time employees and each will devote about 10% of their time or four hours per week to our operation. Our officers and directors do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Our officers and directors will handle our administrative duties. Because our officers and directors are inexperienced with exploration, they will hire a qualified person for the, exploration program of the property. Mr. Steve Karolyi of Gold Explorations, LLC supervised the hiring of the labor to collect the 380 samples and the flagging of the sample sites.

Risks associated with ZONE MINING LIMITED
  Our plan of operation is limited to finding an ore body. As such we have no plans for revenue generation. Accordingly, you should not expect any revenues from operations.

  Our plan of operation and the funds we raised from our offering will be used for exploration of the property to determine if there is an ore body beneath the surface. Exploration does not contemplate removal of the ore. We have no plans or funds for ore removal. Accordingly, we will not generate any revenues as a result of your investment.

  Because the probability of an individual prospect ever having reserves is extremely remote any funds spent on exploration will probably be lost.

  The probability of an individual prospect ever having reserves is extremely remote. In all probability the property does not contain any reserves. As such, any funds spent on exploration will probably be lost which result in a loss of your investment.

  We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease operations.

  We were incorporated on January 31, 2005 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $62,004. To achieve and maintain profitability and positive cash flow we are dependent upon:

*	our ability to locate mineralized material
*	our ability to generate revenues
*	our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease operations.

  Because our management does not have technical training or experience in exploring for, starting, and operating an exploration program, we will have to hire qualified personnel. If we can't locate qualified personnel, we may have to suspend or cease operations which will result in the loss of your investment.

  Because our management is inexperienced with exploring for, starting, and operating an exploration program, we will have to hire qualified persons to perform surveying, exploration, and excavation of the property. Our management has no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Management's decisions and choices may not take into account standard engineering or managerial approaches, mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry. As a result we may have to suspend or cease operations which will result in the loss of your investment.

  Because we are small and do not have much capital, we may have to limit our exploration activity which may result in a loss of your investment.

  Because we are small and do not have much capital, we must limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, an existing ore body may go undiscovered. Without an ore body, we cannot generate revenues and you will lose your investment.

  Because Messrs. Berrow and Shaw have other outside business activities and each will only be devoting 10% of their time, or four hours per week to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of exploration.

  Because Messrs. Berrow and Shaw, our officers and directors have other outside business activities and each will only be devoting 10% of their time, or four hours per week to our operations, our operations may be sporadic and occur at times which are convenient to Messrs. Berrow and Shaw. As a result, exploration of the property may be periodically interrupted or suspended.

  If our officers and directors resign or die without having found replacements our operations will be suspended or cease. If that should occur, you could lose your investment.

  We have two officers and three directors. We are entirely dependent upon them to conduct our operations. If they should resign or die there will be no one to run us. Further, we do not have key man insurance. If that should occur, until we find other persons to run us, our operations will be suspended or cease entirely. In that event it is possible you could lose your entire investment.

  Because there is no public trading market for our common stock, you may not be able to resell your stock and as a result your investment is illiquid.

  There is currently no public trading market for our common stock. Therefore there is no central place, such as a stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale, of which there is no assurance. As a result, your investment is illiquid.

  NASD sales practice requirements may limit a stockholder's ability to buy and sell our stock.

  The NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder's ability to resell shares of our common stock.

ITEM 2.     DESCRIPTION OF PROPERTY.

Since April 18, 2006, our principal place of business and corporate offices is 7164 120th Street, Surrey, B.C., Canada. We lease our office space from Scottsdale Square Business Center. There is a formal service agreement with Scottsdale Square Business Centre. It is a month to month term for $171.20CDN per month, (approx. $152.00 USD).

Zone does not have any investments or interests in any real estate. Zone does not invest in real estate mortgages, nor does it invest in Securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3.     LEGAL PROCEEDINGS.

We are not a party to any pending legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

No matters were submitted during the fourth quarter of the fiscal year ended March 31, 2006, to a vote of securityholders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Zone's stock is currently traded on the Bulletin Board operated by the National Association of Securities Dealers under the symbol "ZONM". Our common stock is not listed for trading on any exchange.

Of the 3,250,000 shares of common stock outstanding as of May 30, 2006, 750,000 shares were owned by Mssrs. Berrow, Shaw and Hurst and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At June 26, 2006, there were 47 shareholders of record.

Fiscal Quarter	High Bid	Low Bid

Fourth Quarter 1-1-06 to 3-31-06	$0	$0
Third Quarter 10-1-05 to 12-31-05	$0	$0
Second Quarter 7-1-05 to 9-31-05	$0	$0
First Quarter 4-1-05 to 6-30-05	$0	$0

Fourth Quarter 1-1-05 to 3-31-05	$0	$0
Third Quarter 10-1-04 to 12-31-04	$0	$0
Second Quarter 7-1-04 to 9-31-04	$0	$0
First Quarter 4-1-04 to 6-30-04	$0	$0

Status of our public offering

On October 4, 2005, our Form SB-2 registration statement (SEC file no. 333-125436) was declared effective by the SEC. On December 23, 2005, we completed our public offering of 2,500,000 shares of common stock to 44 persons in consideration of $50,000.

Since completing our public offering, we have used the proceeds as follows:

Offering Expenses	$30,000
Grid Mapping	$1,250
Sample Analysis, Assays	$8,750
Labor and Supplies	$3,750
Supervision	$1,250
Stationary, Mail	$0
Accounting	$0
Office Equipment	$0
Cash on Hand	$5,000
Totals	$50,000

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section Rule 15(g) of the Securities Exchange Act of 1934

The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

Section 16(a)

Based solely upon a review of Form 3 and 4 furnished by us under Rule 16a-3(d) of the Securities Exchange Act of 1934, we are not aware of any individual who failed to file a required report on a timely basis required by Section 16(a) of the Securities Exchange Act of 1934.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended March 31, 2006.

ITEM 6.     PLAN OF OPERATIONS.

Statements contained herein which are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-KSB. Except for the historical information contained herein, the discussion in this Form 10-KSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-KSB. The Company's actual results could differ materially from those discussed here.

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have not generated any revenues and no revenues are anticipated until we begin exploiting our mineral properties. There is no assurance we will ever reach this point.

Accordingly, we must raise sufficient capital from sources other than the sale of minerals found on the property. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business. We raised $50,000 from our public offering. Under this offering we sold 2,500,000 shares at $0.02 per share to 44 shareholders, thus we have a total of 3,250,000 shares issued and outstanding to 47 shareholders (includes the 3 directors of the company). As of April 30, 2006, we had cash on hand of $4,389. This probably will not enable us to fund operations for the next twelve months, and we will have to rely on additional loans from our directors.

We have used the above-mentioned funds to start to explore our resource property located in the northeast portion of the Belmont Mountain Range in western Maricopa County, Arizona. Our exploration program is explained in as much detail as possible in the business section of this 10-KSB. We do not intend to acquire or dispose of any plant or significant equipment during the next twelve months.

Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves.

We have retained Gold Explorations LLC to supervise the exploration work on the property.

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

The initial offering produced sufficient funds to pay for the 2006 exploration program and administration costs for the next 12 months. However, if the Company required additional funds, we will try to raise additional funds from a second public offering, a private placement or loans.

We must conduct exploration to determine what amount of minerals, if any, exist on our property and if any minerals, which are found, can be economically extracted and profitably processed.

The property is undeveloped raw land. To our knowledge, the property has never been mined. The only event that has occurred is the locating and the recording of the lode mining claims under the direction of H.G. McNeill.

The work program was started April 25, 2006 and was finished on May 9, 2006. The soil and rock samples have been sent to Chemex Labs..A map with GPS coordinates for sample sites and assays of all samples need to be completed. The work program cost $15,000 USD.

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

The exploration program from 2006 consisted of establishing a grid mapping and sample collecting at regular intervals. The soil and rock chip samples were collected and analyzed for gold, silver, copper, lead and zinc. The results are being plotted on a map to determine where the elevated areas of mineralization occur. We collected soil samples on 50 foot centers over the best looking areas on either 300 or 500 foot line spacing. Rock chip samples were taken where we had the best outcrop exposures. Based upon the results of the exploration Mr. Berrow will determine, in consultation with Gold Explorations LLC, if the property is to be dropped or further exploration work done. Mr. Berrow will not receive fees for his services. The proceeds from our offering were designed only to fund the costs of an exploration program recommended by H.G. McNeill, an Engineering Contractor. Additional funding will be required to take the property to a more advanced stage of exploration. We sent our samples to Chemex Labs.

The cost of the work program was $15,000. This was composed of $2,500 for supervision, which also includes map with sample locations, $3,750 for labor for collecting 380 samples and flagging sample sites and $8,750 for assays completed by Chemex Labs. We started the work program on April 25, 2006 and finished on May 9, 2006. The samples have been sent to Chemex Labs. It is estimated it will take up to three weeks to receive the assay results and the map with the GPS coordinates for sample sites.

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

To become profitable and competitive, we will conduct into the research and exploration of our properties before we start production of any minerals we may find. We believe that the funds raised from our public offering will allow us to operate for at least one year.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

To meet our need for cash we raised $50,000 from our public offering. We cannot guarantee that we have raised enough money through the public offering to stay in business. The money we have raised will be applied to the items set forth in the Use of Proceeds section of the SB-2 filed with the SEC. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through debt financing.

We have discussed this matter with our officers and directors and Mr. Berrow has agreed to advance funds as needed and has agreed to pay the cost of reclamation of the property should mineralized material not be found thereon. There is no written agreement with Mr. Berrow to this affect. The agreement is entirely oral. We estimate cost of reclamation to be not more than $5,000. Mr. Berrow has advanced $29,830 to date. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. The funds raised in our public offering, together with the loans advanced, will allow the company to operate for a minimum of one year. Other than as described in this paragraph, we have no other financing plans.

We acquired a lease that grants us the right to enter on a property which contains fifteen lode mining claims with our employees, representatives and agents, and to prospect, explore, test, develop, work and mine the property. However, at this time, we do not have the rights to any of the minerals. The property is staked and we began the exploration work program on April 25,, 2006 and finished May 9, 2006.

Since inception, we have issued 3,250,000 shares of our common stock and received $65,000.

We received a $29,830 loan from Mr. Berrow, our President.

As of the date of this filing, we have yet to begin operations and therefore have not generated any revenues.

Since inception of the Company on January 31, 2005 to March 31, 2006, the Company has issued 3,250,000 common shares at $0.02 per share for total proceeds of $65,000. This was accounted for as an acquisition of shares. Albert Berrow covered our initial expenses of $15,000 for incorporation and legal fees and $14,830 for working capital. The amount owed to Mr. Berrow is non-interest bearing, unsecured and due on demand.

As of March 31, 2006, our total assets were $43,245 and our total liabilities were $40,249.

Application of Critical Accounting Policies

Our financial statements have been prepared on a going concern basis. We have accumulated a deficit of $62,004 from inception to March 31, 2006. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by sales of securities and a loans payable from an officer of the company and at March 31, 2006, we had working capital of $2,996. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from these estimates.

Impairment and Disposal of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews the carrying value of its long-lived assets for impairment whenever events and circumstances indicate that the carrying value of the assets might be impaired and the carrying value may not be recoverable. Recoverability of these assets is measured by comparison of the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets over their remaining economic lives and the eventual disposition of the assets. If the undiscounted cash flows are not sufficient to recover the carrying value of such assets the assets are considered impaired, the impairment loss is measured by comparing the fair value of the assets to their carrying values. Fair value is determined by either a quoted market price or a value determined by a discounted cash flow technique, whichever is more appropriate under the circumstances involved.

Off Balance-sheet Arrangements

The Company has no off balance-sheet arrangements.

Recent Accounting Pronouncements

The following recent U.S. accounting pronouncements were or will be adopted, and either did not, or are not currently expected to have a material effect on the Company's financial statements:

*	SFAS No. 142, Goodwill and Other Intangible Assets
*	SFAS No. 143, Accounting for Asset Retirement Obligations
*	SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets
*	SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections
*	SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities
*

FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - and Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34

*	SFAS No. 147, Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9
*	SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123
*	FASB Interpretation No. 46, Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51
*	SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities
*	SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity
*	Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition
*	SFAS No. 151, Inventory Costs - an Amendment of ARB No. 43
*	SFAS No. 153, Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29
*	SFAS No. 154, Accounting Changes and Error Corrections
*	SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140
*	SFAS 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140

ITEM 7.     FINANCIAL STATEMENTS.

Index

Suite 400 - 889 West Pender Street
Vancouver, BC Cananda V6C 3B2
Tel 604 694-6070
Fax 604 585-8377
info@staleyokada.com
www.staleyokada.com

Report of Independent Registered Public Accounting Firm

To the Shareholders of Zone Mining Limited:

We have audited the accompanying balance sheets of Zone Mining Limited (An Exploration Stage Company) as at March 31, 2006 and 2005 and the related statements of loss, changes in shareholders' equity, and cash flows for the year ended March 31, 2006 and period from inception (January 31, 2005 to March 31, 2005). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at March 31, 2006 and 2005, and the results of its operations and its cash flows for the year ended March 31, 2006 and the period from inception (January 31, 2005 to March 31, 2005), in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is dependent upon financing to continue operations and had suffered recurring losses from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"Staley, Okada & Partners"

Vancouver, B.C.	STALEY, OKADA & PARTNERS
May 29, 2006	CHARTERED ACCOUNTANTS

Index

Zone Mining Limited	Statement 1
(An Exploration Stage Company)
Balance Sheets
As at March 31
Expressed in US Funds

ASSETS	2006	2005

Current
Cash and cash equivalents	33,245	$14,920
Prepaid expense	10,000	15,000
	$43,245	$29,920

LIABILITIES
Current
Accounts payable	5,419	$10,296
Accrued liabilities	5,000	3,062
Due to related party (Note 5)	29,830	15,000
	40,249	28,358

Going Concern (Note 1)

SHAREHOLDERS' EQUITY
Capital Stock (Note 4)
Authorized:
100,000,000 common shares, $0.00001 par value
100,000,000 preferred shares, $0.00001 par value

Issued and outstanding shares:
3,250,000 (2005 - 750,000) common shares - Statement 3	33	8
Capital in excess of par value - Statement 3	64,967	14,992
Deficit accumulated during the exploration stage - Statement 3	(62,004)	(13,438)

	2,996	1,562
	$43,245	$29,920

- See Accompanying Notes -

Index

Zone Mining Limited		Statement 2
(An Exploration Stage Company)
Statements of Operations
Expressed in US Funds

	Cumulative from
	Inception	From Inception
	(January 31,	(January 31,	For The Year
	2005) to	2005) to	Ended
	March 31,	March 31,	March 31,
	2006	2005	2006

General and administrative expenses	$50,129	$3,438	$46,691

Mineral property costs	11,875	10,000	1,875

Loss for the Period	$(62,004)	$(13,438)	$(48,566)

Basic and Diluted Loss per Common Share		$(0.02)	$(0.03)

Weighted Average Number of Shares Outstanding		750,000	1,393,836

- See Accompanying Notes -

Index

Zone Mining Limited				Statement 3
(An Exploration Stage Company)
Statements of Stockholder's Equity
Expressed in US Funds

				Deficit
				Accumulated
			Capital in	During the
	Common Shares		Excess of	Exploration
	Shares	Amount	Par Value	Stage	Total
Inception - January 31, 2005	-	$-	$-	$-	$-
Common shares issued for cash at
$0.02 per share	750,000	8	14,992	-	15,000
Loss for the period	-	-	-	(13,438)	(13,438)
Balance - March 31, 2005	750,000	$8	$14,992	$(13,438)	$1,562
Common shares issued for cash at
$0.02 per share	2,500,000	25	49,975	-	50,000
Loss for the period	-	-	-	(48,566)	(48,566)
Balance - March 31, 2006	3,250,000	$33	$64,967	$(62,004)	$2,996

- See Accompanying Notes -

Index

Zone Mining Limited		Statement 4
(An Exploration Stage Company)
Statements of Cash Flows
Expressed in US Funds

	Cumulative from
	Inception	From Inception
	(January 31,	(January 31,	For The Year
	2005) to	2005) to	Ended
	March 31,	March 31,	March 31,
Cash Resources Provided By (Used In)	2006	2005	2006
Operating Activities
Loss for the period	$(62,004)	$(13,438)	$(48,566)
Changes in operating assets and liabilities
Prepaid expense	(10,000)	(15,000)	5,000
Accounts payable and accrued liabilities	10,419	13,358	(2,939)

	(61,585)	(15,080)	(46,505)

Financing Activities
Advances from related party	29,830	15,000	14,830
Issuance of capital stock	65,000	15,000	50,000
	94,830	30,000	64,830

Net Increase (Decrease) in Cash and Cash Equivalents	33,245	14,920	18,325
Cash and cash equivalent position - Beginning of period	-	-	14,920
Cash and Cash Equivalents Position - End of Period	$33,245	$14,920	$33,245

Supplemental Cash Flow Disclosure:
Cash paid for interest		$-	$-
Cash paid for income taxes		$-	$-

- See Accompanying Notes -

Index

Zone Mining Limited
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2006 and 2005
Expressed in US Funds

1.	Organization and Going Concern

Zone Mining Limited (the "Company") was incorporated on January 31, 2005 in the State of Nevada, U.S.A. It is based in Vancouver, British Columbia, Canada.

The Company is an exploration stage company that engages principally in the acquisition, exploration and development of resource properties. By Exploration Lease Agreement dated April 18, 2005, the Company has the right to conduct exploration work on 15 mineral mining claims in the Maricopa County, Arizona, U.S.A. and has not yet determined whether this property contains reserves that are economically recoverable. To date, the Company's activities have been limited to its formation and the raising of equity capital.

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at March 31, 2006, the Company has working capital equity of $2,996 and an accumulated deficit of $62,004. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Index

Zone Mining Limited
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2006 and 2005
Expressed in US Funds

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

Index

Zone Mining Limited
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2006 and 2005
Expressed in US Funds

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

Index

Zone Mining Limited
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2006 and 2005
Expressed in US Funds

2.	Significant Accounting Policies - Continued

	k)	Risks and Uncertainties

The Company operates in the resource exploration industry that is subject to significant risks and uncertainties, including financial operational, technological and other risks associated with operating a resource exploration business, including the potential risk of business failure.

	l)	Foreign Currency Translations

The Company's functional and reporting currency is the US dollar. All transactions initiated in other currencies are translated into the US dollars using the exchange rate prevailing on the date of transaction. Monetary assets and liabilities denominated in foreign currencies are translated into the US dollar at the rate of exchange in effect at the balance sheet date. Unrealized exchange gains and losses arising from such transactions are deferred until realization and are included as a separate component of shareholders' equity (deficit) as a component of comprehensive income or loss. Upon realization, the amount deferred is recognized in income in the period when it is realized.

No significant realized exchange gain or losses were recorded in the period ended March 31, 2006.

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

Index

Zone Mining Limited
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2006 and 2005
Expressed in US Funds

2.	Significant Accounting Policies - Continued

	o)	Stock-Based Compensation

The Company follows Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. The adoption of this accounting policy did not have any effect on prior periods.

As at March 31, 2006, the Company had no stock-based compensation plans nor had it granted options to employees. No stock-based employee compensation cost is reflected in net loss, as no options had been granted.

	p)	Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended March 31, 2006, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the period ended March 31, 2006.

	q)	Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of SFAS 143 "Accounting for Asset Retirement Obligations". SFAS 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company had no asset retirement obligation as of December 31, 2005.

Index

Zone Mining Limited
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2006 and 2005
Expressed in US Funds

3.	Mineral Property Costs

By Exploration Lease Agreement dated April 18, 2005 with Gold Explorations LLC ("Gold"), the Company has the right to conduct exploration work on certain properties consisting of 15 unpatented mineral claims, known as the Black Rock Basin property ("the Property") located in the Maricopa County of Arizona, United States. The lease has a 25-year term and expires on April 18, 2030. The Company can terminate the lease at any time by giving a 30 days notice prior to an anniversary date.

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

Since the inception of the Company on January 31, 2005 to March 31, 2006, the Company has issued 3,250,000 common shares at $0.02 per share for total proceeds of $65,000 being $33 for par value shares and $64,967 for capital in excess of par. Included in the above are 750,000 common shares at $0.02 per share for total proceeds of $15,000 issued to directors and officers of the Company.

5.	Due to Related Party

Except as noted elsewhere in these financial statements, related party transactions are as follows:

	a)	As of March 31, 2006, the Company was obligated to a director and officer of the Company, for a non-interest bearing unsecured demand loan with a balance of $29,830 (2005 - $15,000).

	b)	The above transactions, occurring in the normal course of operations, are measured at the exchange amounts, which is the amount of consideration established and agreed by related parties.

Index

Zone Mining Limited
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2006 and 2005
Expressed in US Funds

6.	Income Taxes

The Company has accumulated net operating losses for U.S. federal income tax purposes of approximately $62,000, which may be carried forward until 2026 and used to reduce taxable income of future years.

Details of future income tax assets:
March 31,
	Future income tax assets:		2006
		Non-capital tax loss	$21,080
		Valuation allowance	(21,080)
$-

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carry forwards is determined not to be "more likely than not," a valuation allowance is provided to reduce the recorded tax benefits from such assets.

7.	New Accounting Pronouncements

The following recent U.S. accounting pronouncements were or will be adopted, and either did not, or are not currently expected to have a material effect on the Company's financial statements:
	*		SFAS No. 142, Goodwill and Other Intangible Assets
	*		SFAS No. 143, Accounting for Asset Retirement Obligations
	*		SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets
	*		SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections
	*		SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities
*

FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - and Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34

	*		SFAS No. 147, Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9
	*		SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123
	*		FASB Interpretation No. 46, Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51
	*		SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities
	*		SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity
	*		Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition
	*		SFAS No. 151, Inventory Costs - an Amendment of ARB No. 43
	*		SFAS No. 153, Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29
	*		SFAS No. 154, Accounting Changes and Error Corrections
	*		SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140
	*		SFAS 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None. Not applicable.

ITEM 8A.     CONTROLS AND PROCEDURES.

As of March 31, 2006, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officer has concluded that the Company's disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed to monitor its effectiveness. During the fiscal year ended March 31, 2006, there were no changes to this system of internal controls or in other factors that could affect those controls.

ITEM 8B.     OTHER INFORMATION

No items required to be reported on Form 8-K during the fourth quarter of the year covered by this report were not previously reported on Form 8-K.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Zone's executive officers and directors and their respective ages as of March 31, 2006, are as follows:

Officers and Directors

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Albert Edward Berrow	61	President, Chief Financial Officer,
7164 120th Street,		and a member of the Board of Directors
Surrey , British Columbia
Canada , V3W 3M8

Frank Alfred Shaw	64	Secretary, Treasurer, and a member
7164 120th Street,		of the Board of Directors
Surrey, British Columbia
Canada V3W 3M8

Messrs. Berrow and Shaw have been members of the Board of Directors since inception.

None of the officers or directors of the Company are involved in any bankruptcies or criminal proceedings; are not subject to any order, judgment or decree of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and has not been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity futures Trading Commission to have violated a federal or state securities or commodities law, which judgment has not been reversed, suspended or vacated.

No family relationships exist by and between any of the Company's officers or directors.

The following sets out the principal occupation, past five years' business experience and other directorships held by each of the directors and executive officers of the Company:

Background of Officers and Directors

Albert E. Berrow has been our President, Chief Financial Officer, and a member of our Board of Directors since inception. Mr. Berrow has 25 years of experience in the automotive industry, working as salesman, to fleet manager, handling national accounts. In May, 1999, to May, 2003, Mr. Berrow was an independent distributor in network marketing in the health industry, with a company called Essentially Yours Industries. Since November, 2001, Mr. Berrow has been self-employed as an independent contractor in public relations. May 2005 - Current, Mr. Berrows has provided consulting for Oasis Life Sciences.

Frank Shaw has been our Secretary, Treasurer, and a member of the board of directors since inception. Since December of 1995, Mr. Shaw has been an owner and operator of True Choice Health Products located in Surrey, British Columbia.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

Audit Committee Financial Expert

None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

Employment Agreements

We have no employment contracts with any of our officers or employees.

ITEM 10.     EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us from inception on January 31, 2005 through to March 31, 2006 for each or our officers and directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Summary Compensation Table
						Long-Term Compensation
			Annual Compensation			Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
						Securities
				Other	Under	Restricted		Other
				Annual	Options/	Shares or		Annual
Names Executive				Compen-	SARs	Restricted	LTIP	Compen-
Officer and Principal	Year	Salary	Bonus	sation	Granted	Share	Payouts	sation
Position	Ended	(US$)	(US$)	(US$)	(#)	Units	(US$)	(US$)
Albert Berrow	2006	0	0	0	0	0	0	0
President	2005	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0

Frank Shaw	2006	0	0	0	0	0	0	0
Secretary & Treasurer	2005	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0

There has been no cash payment paid to the executive officers for services rendered in all capacities to us for the fiscal period ended March 31, 2006. There has been no compensation awarded to, earned by, or paid to the executive officers by any person for services rendered in all capacities to us for the fiscal period ended March 31, 2006.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors

Our directors do not receive any compensation for serving as members on the board of directors.

Employment Contracts

As of the date hereof, we have not entered into employment contracts with any of our officers and do not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

Under our Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table provides the names and addresses of each person known to Zone to own more than 5% of the outstanding common stock as of March 31, 2006, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

	Name and address of	Amount of beneficial
Title of class	beneficial owner	ownership	Percent of class
Common Stock	Albert Edward Berrow 7164 120th Street, Surrey, B.C. Canada V3W 3M8	300,000 shares	9.2%
Common Stock	Frank Alfred Shaw 7164 120th Street, Surrey, B.C. Canada V3W 3M8	250,000 shares	7.7%
Common Stock	Craig Hurst 7164 120th Street, Surrey, B.C. Canada V3W 3M8	200,000 shares	6.1%
Common Stock	All Officers and Directors as a Group that consists of 3 people.	750,000 shares	23%

The percent of class is based on 3,250,000 shares of common stock issued and outstanding as of March 31, 2006.

Equity Compensation Plan Information

We have no equity compensation plans.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In February 2005, we issued a total of 750,000 shares of restricted common stock to Albert Berrow, Frank Shaw and Craig Hurst. This was accounted for as an acquisition of shares of common stock in the amount of $15,000.

Our officers and directors are our only promoters. They have not received nor will they receive anything of value from us, directly or indirectly in their capacities as promoters.

ITEM 13.     EXHIBITS.

The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-125346 on June 2, 2005. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1	Articles of Incorporation.
3.2	Bylaws.
4.1	Specimen Stock Certificate.
5.1	Opinion of Conrad C. Lysiak, Esq. regarding the legality of the securities being registered.
10.1	Agreement with Gold Explorations, LLC.
23.1	Consent of Staley, Okada & Partners, Chartered Accountants.
23.2	Consent of Conrad C. Lysiak, Esq.
99.1	Subscription Agreement.

The following documents are included herein:

Exhibit No.	Document Description
14.1	Code of Ethics.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
99.1	Audit Committee Charter.
99.2	Disclosure Committee Charter.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees: All fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and the review of financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

2006:	$ 14,014
2005:	$ 0.00

Audit-Related Fees: All fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under Item 9(e)(f1) of Schedule 14A.

2006:	$ 0.00
2005:	$ 0.00

Tax Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning:

2006:	$ 0.00	Nature of Services: None (see note below)
2005:	$ 0.00	Nature of Services: None

Preparation of the Company's corporate tax return for the fiscal year ended March 31, 2006 and 2005 is currently underway.

All Other Fees:

2006:	$ 0.00
2005:	$ 0.00

(5)   Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)   The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of June, 2006.

ZONE MINING LIMITED

BY:	ALBERT BERROW
Albert Berrow, President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

ALBERT BERROW	President, Principal Executive Officer, Principal	June 28, 2006
Albert Berrow	Financial Officer, Principal Accounting Officer and a member of the Board of Directors.

FRANK SHAW	Secretary, Treasurer and member of the Board of	June 28, 2006
Frank Shaw	Directors.