Form 10QSB
period 2006-06-30
Zone Mining LTD
filed 2006-08-10
CIK 1327793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

OR

[           ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________ to ____________________

COMMISSION FILE NUMBER 333-125436

ZONE MINING LIMITED
(Exact name of registrant as specified in its charter)

NEVADA	98-0446135
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As at July 31, 2006 the issuer had 3,250,000 common shares issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [           ] No [           ]

PART I

Item 1.           Financial Statement

ZONE MINING LIMITED

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2006

Expressed in US Funds

Unaudited

Zone Mining Limited	Statement 1
(An Exploration Stage Company)
Interim Balance Sheets
Expressed in US Funds

	As at	As at
	June 30,	March 31,
	2006	2006
ASSETS	(Unaudited)	(Audited)
Current
Cash and cash equivalents	$3,767	$33,245
Prepaid expense	-	10,000
	$3,767	$43,245

LIABILITIES

Current
Accounts payable	$12,332	$5,419
Accrued liabilities	2,000	5,000
Due to related party (Note 5)	29,998	29,830
	44,330	40,249

Going Concern (Note 1)

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital Stock (Note 4)
Authorized:
100,000,000 common shares, $0.00001 par value
100,000,000 preferred shares, $0.00001 par value
Issued and outstanding shares:
3,250,000 common shares – Statement 3	33	33
Capital in excess of par value – Statement 3	64,967	64,967
Deficit accumulated during the exploration stage - Statement 3	(105,563)	(62,004)
	(40,563)	2,996
	$3,767	$43,245

- See Accompanying Notes -

Zone Mining Limited	Statement 2
(An Exploration Stage Company)
Interim Statements of Operations
Expressed in US Funds
Unaudited

	Cumulative from
	Inception (January	Three-Months	Three-Months
	31, 2005) to	Ended	Ended
	June 30,	June 30,	June 30,
	2006	2005	2006

General and administrative expenses	$68,688	$17,387	$18,559
Mineral property costs	36,875	-	25,000
Loss for the Period	$(105,563)	$(17,387)	$(43,559)

Basic and Diluted Loss per Common Share		$(0.02)	$(0.01)

Weighted Average Number of Shares Outstanding		750,000	3,250,000

- See Accompanying Notes -

Zone Mining Limited	Statement 3
(An Exploration Stage Company)
Interim Statements of Stockholders’ Deficiency
Expressed in US Funds
Unaudited

				Deficit
				Accumulated
			Capital in	During the
	Common Shares		Excess of	Exploration
	Shares	Amount	Par Value	Stage	Total

Inception – January 31, 2005	-	$-	$-	$-	$-
Common shares issued for cash at
$0.02 per share	750,000	8	14,992	-	15,000
Loss for the period	-	-	-	(13,438)	(13,438)

Balance – March 31, 2005 (audited)	750,000	$8	$14,992	$(13,438)	$1,562
Common shares issued for cash at
$0.02 per share	2,500,000	25	49,975	-	50,000

Loss for the year	-	-	-	(48,566)	(48,566)

Balance – March 31, 2006 (audited)	3,250,000	$33	$64,967	$(62,004)	$2,996

Loss for the period	-	-	-	(43,559)	(43,559)

Balance – June 30, 2006 (unaudited)	3,250,000	$33	$64,967	$(105,563)	$(40,563)

- See Accompanying Notes -

Zone Mining Limited	Statement 4
(An Exploration Stage Company)
Interim Statements of Cash Flows
Expressed in US Funds
Unaudited

	Cumulative		Three-
	from Inception	Three-Months	Months
	(January 31,	Ended	Ended
	2005) to June	June 30,	June 30,
Cash Resources Provided By (Used In)	30, 2006	2005	2006
Operating Activities
Loss for the period	$(105,563)	$(17,387)	$(43,559)
Changes in operating assets and liabilities
Prepaid expense	-	15,000	10,000
Accounts payable and accrued liabilities	14,332	(8,417)	3,913
	(91,231)	(10,804)	(29,646)

Financing Activities
Advances from related party	29,998	15,000	168
Issuance of capital stock	65,000	-	-
	95,998	15,000	168

Net Increase (Decrease) in Cash and Cash Equivalents	3,767	4,196	(29,478)
Cash and cash equivalent position – Beginning of period	-	14,920	33,245
Cash and Cash Equivalents Position – End of Period	$3,767	$19,116	$3,767

Supplemental Cash Flow Disclosure:
Cash paid for interest		$-	$-
Cash paid for income taxes		$-	$-

- See Accompanying Notes -

Zone Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements
June 30, 2006
Expressed in US Funds
Unaudited

1.	Organization and Going Concern

Zone Mining Limited (the “Company”) was incorporated on January 31, 2005 in the State of Nevada, U.S.A. It is based in Vancouver, British Columbia, Canada.

The Company is an exploration stage company that engages principally in the acquisition, exploration and development of resource properties. By Exploration Lease Agreement dated April 18, 2005, the Company has the right to conduct exploration work on 15 mineral mining claims in the Maricopa County, Arizona, U.S.A. and has not yet determined whether this property contains reserves that are economically recoverable. To date, the Company’s activities have been limited to its formation and the raising of equity capital.

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at June 30, 2006, the Company has working capital deficit of $40,563 and an accumulated deficit of $105,563. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop the mineral properties and the discovery, development and sale of ore reserves.

In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

a)	Basis of Presentation

The accounting and reporting policies of the Company conform to United States generally accepted accounting principles applicable to exploration stage enterprises.

b)	Fiscal Periods

The Company’s fiscal year end is March 31.

Zone Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements
June 30, 2006
Expressed in US Funds
Unaudited

2.	Significant Accounting Policies - Continued

c)	Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

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

Zone Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements
June 30, 2006
Expressed in US Funds
Unaudited

2.	Significant Accounting Policies – Continued

g)	Fair Value of Financial Instruments and Derivative Financial Instruments

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) Number 119, “Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments.” The carrying amounts of cash and cash equivalents, accounts payable, accrued liabilities and amount due to related party approximate their fair values because of the short maturity of these items. Certain fair value estimates may be subject to and involve, uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price or interest rate market risks.

h)	Segmented Reporting

SFAS Number 131, “Disclosure About Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. Except for mineral property costs, which relate to operations in U.S.A., all other expenses, assets and liabilities relate to operations in Canada.

i)	Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS Number 109, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

j)	Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti dilutive.

Zone Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements
June 30, 2006
Expressed in US Funds
Unaudited

2.	Significant Accounting Policies – Continued

k)	Risks and Uncertainties

The Company operates in the resource exploration industry that is subject to significant risks and uncertainties, including financial operational, technological and other risks associated with operating a resource exploration business, including the potential risk of business failure.

l)	Foreign Currency Translations

The Company’s functional and reporting currency is the US dollar. All transactions initiated in other currencies are translated into the US dollars using the exchange rate prevailing on the date of transaction. Monetary assets and liabilities denominated in foreign currencies are translated into the US dollar at the rate of exchange in effect at the balance sheet date. Unrealized exchange gains and losses arising from such transactions are deferred until realization and are included as a separate component of shareholders’ equity (deficit) as a component of comprehensive income or loss. Upon realization, the amount deferred is recognized in income in the period when it is realized.

No significant realized exchange gain or losses were recorded in the period ended June 30, 2006.

m)	Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company’s management also routinely assesses the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

n)	Derivative Financial Instruments

The Company was not a party to any derivative financial instruments during the reported fiscal period.

Zone Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements
June 30, 2006
Expressed in US Funds
Unaudited

2.	Significant Accounting Policies - Continued

o)	Stock-Based Compensation

The Company follows Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. The adoption of this accounting policy did not have any effect on prior periods.

As at June 30, 2006, the Company had no stock-based compensation plans nor had it granted options to employees. No stock-based employee compensation cost is reflected in net loss, as no options had been granted.

p)	Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended June 30, 2006, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the period ended June 30, 2006.

q)	Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of SFAS 143 “Accounting for Asset Retirement Obligations”. SFAS 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company had no asset retirement obligation as of June 30, 2006.

Zone Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements
June 30, 2006
Expressed in US Funds
Unaudited

3.	Mineral Property Costs

By Exploration Lease Agreement dated April 18, 2005 with Gold Explorations LLC (“Gold”), the Company has the right to conduct exploration work on certain properties consisting of 15 unpatented mineral claims, known as the Black Rock Basin property (“the Property”) located in the Maricopa County of Arizona, United States. The lease has a 25-year term and expires on April 18, 2030. The Company can terminate the lease at any time by giving a 30 days notice prior to an anniversary date.

As consideration, the Company is required to make annual lease payments of $10,000 (paid to date). All cash payments shall be made within 30 days of the anniversary date, otherwise the mineral property rights will revert back to Gold.

In addition, the Company must incur exploration expenditures in the amount of $15,000 with the work to be performed by Gold. Failure to fulfill the exploration expenditure requirement will result in the properties reverting back to Gold. The Company completed the work program during the period ended June 30, 2006.

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

Since the inception of the Company on January 31, 2005 to June 30, 2006, the Company has issued 3,250,000 common shares at $0.02 per share for total proceeds of $65,000 being $33 for par value shares and $64,967 for capital in excess of par. Included in the above are 750,000 common shares at $0.02 per share for total proceeds of $15,000 issued to directors and officers of the Company.

5.	Due to Related Party

Except as noted elsewhere in these financial statements, related party transactions are as follows:

a)	As of June 30, 2006, the Company was obligated to a director and officer of the Company, for a non-interest bearing unsecured demand loan with a balance of $29,998 (June 30 2005 $30,000).

The above transactions, occurring in the normal course of operations, are measured at the exchange amounts, which is the amount of consideration established and agreed by related parties.

Zone Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements
June 30, 2006
Expressed in US Funds
Unaudited

6.	Income Taxes

The Company has accumulated net operating losses for U.S. federal income tax purposes of approximately $105,500, which may be carried forward until 2026 and used to reduce taxable income of future years.

Details of future income tax assets:

June 30,
Future income tax assets:	2006
Income Tax Rate	34%
Non-capital tax loss	$35,870
Valuation allowance	(35,870)
$-

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carry forwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

7.	New Accounting Pronouncements

The following recent U.S. accounting pronouncements were or will be adopted, and either did not, or are not currently expected to have a material effect on the Company’s financial statements:

  SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets
  SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections
  SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities
  FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – and Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34
  SFAS No. 147, Acquisitions of Certain Financial Institutions – an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9
  SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123
  FASB Interpretation No. 46, Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51
  SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities
  SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity
  Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition
  SFAS No. 151, Inventory Costs - an Amendment of ARB No. 43
  SFAS No. 153, Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29
  SFAS No. 154, Accounting Changes and Error Corrections
  SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140
  SFAS 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140

ITEM 2.           MANAGEMENT DISCUSSION AND ANALYSIS

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

          The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB. The Company's actual results could differ materially from those discussed here.

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

          Accordingly, we must raise sufficient capital from sources other than the sale of minerals found on the property. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business. We raised $50,000 from our public offering. Under this offering we sold 2,500,000 shares at $0.02 per share to individuals and thus have a total of 3,250,000 common shares outstanding. As of June 30, 2006, we had cash on hand of $3,767. This will not enable us to fund operations for the next twelve months, and we will have to rely on additional loans from our directors.

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

          The initial offering produced sufficient funds to pay for the 2006 exploration program and many of the administration costs for the next 12 months. However, if the Company required additional funds, we will try to raise additional funds from a second public offering, a private placement or loans.

          We must conduct exploration to determine what amount of minerals, if any, exist on our property and if any minerals, which are found, can be economically extracted and profitably processed.

          The property is undeveloped raw land. To our knowledge, the property has never been mined. The only event that has occurred is the locating and the recording of the lode mining claims under the direction of Steve Karolyi.

          The work program was started April 25, 2006 and was finished on May 9, 2006. The soil and rock samples were sent to Chemex Labs..A map with GPS coordinates for sample sites and assays of all samples has been received and is being evaluated. The work program cost $15,000 USD.

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

          The proceeds from our offering were designed only to fund the costs of an exploration program recommended by Steve Karolyi, an Engineering Contractor. Additional funding will be required to take the property to a more advanced stage of exploration.

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

Liquidity and Capital Resources

          To meet our need for cash we raised $50,000 from our public offering. We cannot guarantee that we have raised enough money through the public offering to stay in business. The money we have raised has been applied to the items set forth in the Use of Proceeds section of the SB-2 filed with the SEC. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through debt financing.

          We have discussed this matter with our officers and directors and Mr. Berrow has agreed to advance funds as needed and has agreed to pay the cost of reclamation of the property should mineralized material not be found thereon. There is no written agreement with Mr. Berrow to this affect. The agreement is entirely oral. We estimate cost of reclamation to be not more than $5,000. Mr. Berrow has advanced $29,998 to date. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. The funds raised in our public offering, together with the loans advanced, will allow the company to operate for a minimum of one year. Other than as described in this paragraph, we have no other financing plans.

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

          We received a $29,998 loan from Mr. Berrow, our President.

          As of the date of this filing, we have yet to begin operations and therefore have not generated any revenues.

          Since inception of the Company on January 31, 2005 to June 30, 2006, the Company has issued 3,250,000 common shares at $0.02 per share for total proceeds of $65,000. This was accounted for as an acquisition of shares. Albert Berrow covered our initial expenses of $15,000 for incorporation and legal fees and $14,998 for working capital. The amount owed to Mr. Berrow is non-interest bearing, unsecured and due on demand.

          As of June 30, 2006, our total assets were $3,767 and our total liabilities were $44,330.

Application of Critical Accounting Policies

          Our financial statements have been prepared on a going concern basis. We have accumulated a deficit of $105,563 from inception to June 30, 2006. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by sales of securities and a loans payable from an officer of the company and at June 30, 2006, we had working capital deficit of $40,563. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

Recent Accounting Pronouncements

          The following recent U.S. accounting pronouncements were or will be adopted, and either did not, or are not currently expected to have a material effect on the Company’s financial statements:

  SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets
  SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections
  SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities
  FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – and Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34
  SFAS No. 147, Acquisitions of Certain Financial Institutions – an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9
  SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123
  FASB Interpretation No. 46, Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51
  SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities
  SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity
  Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition
  SFAS No. 151, Inventory Costs - an Amendment of ARB No. 43
  SFAS No. 153, Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29
  SFAS No. 154, Accounting Changes and Error Corrections
  SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140
  SFAS 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140

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

          Since completing our public offering, we have used the proceeds as follows:

Offering Expenses		$30,000
	$
Sample Analysis, Assays		$8,750
Labor and Supplies		$3,750
Supervision & Grid Mapping		$2,500
Stationary, Mail		$0
Accounting		$5,000
Office Equipment		$0
Cash on Hand		$0
Totals		$50,000

The Offering expenses have been completely paid. We will require additional funds.

ITEM 6.           EXHIBITS.

The following Exhibits are attached hereto:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of August, 2006.

ZONE MINING LIMITED
(Registrant)

BY:	/s/ Albert Berrow
Albert Berrow
President, Principal Executive Officer, Principal
Accounting Officer, Principal Financial Officer
and a member of the Board of Directors.