Form 10QSB
period 2006-09-30
Zone Mining LTD
filed 2006-11-14
CIK 1327793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2006

OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934
For the transition period from ___________ to ______________

Commission File No. 333-125436

ZONE MINING LIMITED (Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	98-0446135 (IRS Employer Identification No.)

111 Presidential Blvd., Suite 165
Bala Cynwyd, PA 19004

(Address of Principal Executive Offices)

(610) 771-0680

(Issuer's Telephone Number, including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [ X ] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes [ X ] No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes [ ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 8,666,667 issued and outstanding shares of the issuer’s common stock, $.00001 par value per share, on November [   ], 2006.

Transitional Small Business Disclosure Format (check one):    Yes [  ] No [ X ]

TABLE OF CONTENTS

		Page
PART I
FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets - (Unaudited)	3
	Condensed Consolidated Statements of Loss - (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows - (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements	7-13

Item 2.	Plan of Operation	14

Item 3.	Controls and Procedures	19

PART II
OTHER INFORMATION

Item 5.	Other Information	19

Item 6.	Exhibits	20

Signatures		21

PART I FINANCIAL INFORMATION

Item 1.           Financial Statements

Zone Mining Limited and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	As at	As at
	September 30,	March 31,
	2006	2006
ASSETS	(Unaudited)	(Audited)
Current
Cash and cash equivalents	$3,043	$33,245
Prepaid expense	-	10,000
Notes and interest receivable	790,332	-
	$793,375	$43,245

LIABILITIES

Current
Accounts payable and accrued liabilities	$65,815	$10,419
Convertible debenture	800,000	-
Due to related party	-	29,830
Notes payable - related party	1,000	-
	866,815	40,249

Commitments and contingencies

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital Stock
Authorized:
66,666,667 common shares, $0.00001 par value
100,000,000 preferred shares, $0.00001 par value
Issued and outstanding shares:
8,666,667 common shares	87	87
Capital in excess of par value	107,911	64,913
Deficit accumulated during the exploration stage	(181,438)	(62,004)
	(73,440)	2,996
	$793,375	$43,245

- See Accompanying Notes -

Zone Mining Limited and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Operations

Unaudited

	Three Months		Six Months		January 31, 2005
	Ended September 30,		Ended September 30,		(Inception) to
	2006	2005	2006	2005	September 30, 2006

Revenues	$-	$-	$-	$-	$-

Operating Expenses
Mineral property costs	676	1,875	25,676	1,875	37,551
General and administrative	75,164	4,508	93,746	21,894	143,875

Total Operating Expenses	75,840	6,383	119,422	23,769	181,426

Loss From Operations	(75,840)	(6,383)	(119,422)	(23,769)	(181,426)

Other (income) expense
Interest income	(2,332)	-	(2,355)	-	(2,355)
Interest expense	2,367	-	2,367	-	2,367

Net Loss to Common Stockholders	$(75,875)	$(6,383)	$(119,434)	$(23,769)	$(181,438)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Basic and Diluted Weighted Average Common Shares
Common Shares Outstanding	8,666,667	2,000,000	8,666,667	2,000,000	5,258,114

- See Accompanying Notes -

Zone Mining Limited and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows

Unaudited

			January 31, 2005
			(Inception) to
	Six Months Ended September 30,		September 30,
	2006	2005	2006
Cash Flows from Operating Activities
Net loss	$(119,434)	$(23,769)	$(181,438)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities
Prepaid expenses	10,000	15,000	-
Interest receivable	(2,332)	-	(2,332)
Accounts payable and accrued expenses	55,397	(4,392)	65,815

Net Cash Used in Operating Activities	(56,369)	(13,161)	(117,955)

Cash Flows from Investing Activities
Loan to unrelated party	(788,000)	-	(788,000)

Net Cash Used in Investing Activities	(788,000)	- -	(788,000)

Cash Flows from Financing Activities
Issuance of debt - unrelated party	800,000	-	800,000
Advances from related party	14,167	15,000	43,998
Issuance of common stock, net of offering and transaction costs	-	-	65,000

Net Cash Provided by Financing Activities	814,167	15,000	908,998

Net Increase (Decrease) in Cash and Cash Equivalents	(30,202)	1,839	3,043

Cash and Cash Equivalents, Beginning of Period	33,245	14,920	-

Cash and Cash Equivalents, End of Period	$3,043	$16,759	$3,043

- See Accompanying Notes -

1.	Organization and Going Concern

Zone Mining Limited was incorporated on January 31, 2005 in the State of Nevada, U.S.A. It is based in Bala Cynwyd, PA.

In September 2006, Zone Mining Limited formed a wholly owned subsidiary named ZM Acquisition Corp to merge with a company and survive as a wholly owned subsidiary of Zone Mining Limited. There has not been any activity in this subsidiary as of September 30, 2006 and all intercompany accounts have been eliminated upon consolidation. (See Note 6)

Zone Mining Limited was formed to operate as an exploration stage company to engage principally in the acquisition, exploration and development of resource properties. By Exploration Lease Agreement dated April 18, 2005, Zone Mining Limited had the right to conduct exploration work on 15 mineral mining claims in the Maricopa County, Arizona, U.S.A. Effective September 17, 2006, Zone Mining Limited terminated the Exploration Lease Agreement. As a result of such termination Zone Mining Limited became a shell company, as defined under the applicable rules of the Securities and Exchange Commission. As of September 30, 2006, Zone Mining Limited and its subsidiary (the “Company”) is focused on identifying a suitable operating company to acquire.

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2006, the Company has a working capital deficit of $73,440 and an accumulated deficit of $181,438. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations and identifying and acquiring an operating business.

In response to these issues, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

a)	Basis of Presentation

The interim condensed consolidated financial statements and notes thereto of the Company have been prepared by management without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading. The statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal and recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2006 Annual Report on Form 10-KSB. The results of operations for the interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending March 31, 2007.

b)	Use of Estimates

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

c)	Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

d)	Mineral Property Costs

The Company has been in the exploration stage since its formation in January 31, 2005 and has not yet realized any revenue from its planned operations. Until September 17, 2006, it was primarily engaged in the acquisition, exploration and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. As of September 30, 2006, no such costs have been incurred.

e)	Long Lived Assets

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

f)	Fair Value of Financial Instruments and Derivative Financial Instruments

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

g)	Segmented Reporting

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

h)	Income Taxes

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

i)	Basic and Diluted Net Loss Per Share

Loss per common share is calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“FAS 128"). Basic loss per common share is computed based upon the weighted average number of shares of common stock outstanding for the period and excludes any potential dilution. Shares associated with stock options, warrants and convertible preferred stock are not included because their inclusion would be antidilutive (i.e., reduce the net loss per share).

The common shares potentially issuable arising from these instruments, which were outstanding during the periods presented in the financial statements, consisted of:

	Six Months Ended September 30,
	2006	2005

Warrants	1,333,333	-
	1,333,333	-

Subsequently, on October 20, 2006, these warrants were cancelled in connection with the termination of a merger agreement. (See Note 6)

j)	Risks and Uncertainties

The Company is a shell company and its sole business consists of identifying a suitable operating company to acquire and is subject to significant risks and uncertainties, including the need to raise additional capital and operational risks of any business the Company acquires.

k)	Foreign Currency Translations

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

No significant realized exchange gain or losses were recorded in the period ended September 30, 2006.

l)	Concentrations of Credit Risk

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

m)	Derivative Financial Instruments

The Company was not a party to any derivative financial instruments during the reported fiscal period.

n)	Stock-Based Compensation

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

As at September 30, 2006, the Company had no stock-based compensation plans nor had it granted options to employees. No stock-based employee compensation cost is reflected in net loss, as no options had been granted.

o)	Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended September 30, 2006, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the period ended September 30, 2006.

p)	Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of SFAS 143 “Accounting for Asset Retirement Obligations”. SFAS 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company had no asset retirement obligation as of September 30, 2006.

3.	Mineral Property Costs

By Exploration Lease Agreement dated April 18, 2005 with Gold Explorations LLC (“Gold”), the Company had the right to conduct exploration work on certain properties consisting of 15 unpatented mineral claims, known as the Black Rock Basin property (“the Property”) located in the Maricopa County of Arizona, United States. The lease had a 25-year term and expires on April 18, 2030. The Company can terminate the lease at any time by giving a 30 days notice prior to an anniversary date. On August 17, 2006, the Company, gave a 30-day advance notice to terminate this lease agreement There were no penalties for terminating the lease with 30-days’ notice and as of September 17, 2006 no further obligations and no further payments are due under the terms of the lease.

4.	Capital Stock

a)	Authorized Stock

The Company has authorized 66,666,667 common shares with a par value of $0.00001 per share. The Company has also authorized 100,000,000 preferred shares with a par value of $0.00001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

On October 3, 2006, the Company effected a four-to-one forward split of its common stock, $0.00001 par value per share, through a dividend of three shares for each share of common stock outstanding as of October 2, 2006, the record date. After giving effect to the stock split, there were 13,000,000 issued and outstanding shares of common stock of the Company.

On October 24, 2006, the Company effected a reverse split of the Company's common stock, at a ratio of two-for-three, resulting in stockholders receiving two shares of common stock for every three shares of common stock owned as of October 24, 2006, the record date. As a result of the reverse split, the Company reduced the number of shares of common stock it is authorized to issue. After giving effect to the reverse split there will be 8,666,667 issued and outstanding shares of common stock and 66,666,667 shares of common stock authorized for issuance.

These stock splits have been incorporated into the accompanying financials.

b)	Share Issuance

Since the inception of the Company on January 31, 2005 as of September 30, 2006, the Company has issued 8,666,667 common shares at a purchase price of $0.0075 per share for total proceeds of $65,000. Of this amount, $87 was accounted for as par value and $64,913 was accounted for as capital in excess of par. Of these shares 2,000,000 were issued to directors and officers of the Company at a purchase price of $0.0075 per share for total proceeds of $15,000. .

5.	Due to Related Party

Except as noted elsewhere in these financial statements, related party transactions are as follows:

a)
As of August 31, 2006, the Company was obligated to a director and officer of the Company, for a non-interest bearing unsecured demand loan with a balance of $42,998. On August 31, 2006 this loan was forgiven in connection with a separation agreement with the officer. This forgiveness was reported in capital in excess of par in the accompanying financial statements.

b)	During the second quarter, SPH Investments, a related party, loaned the Company $1,000. The loan is payable on demand and bears no interest. The amount was unpaid as of September 30, 2006.

The above transactions, occurring in the normal course of operations, are measured at the exchange amounts, which is the amount of consideration established and agreed by related parties.

6. Merger Related Activities

On September 21, 2006, the Company entered into a Merger Agreement with ZM Acquisition Corp. ("Merger Sub"), a Delaware corporation and wholly owned subsidiary of the Company, Driveitaway, Inc., a Delaware corporation ("DIA"), and Stonewell Partners LLP, a United Kingdom limited liability partnership and the principal shareholder of DIA. Pursuant to the Merger Agreement, Merger Sub was to merge with and into DIA, which was to survive as a wholly owned subsidiary of the Company.

In contemplation of the merger, on September 21, 2006, the Company entered into a Securities Purchase Agreement with Trident Growth Fund, L.P., a Delaware limited partnership, and issued to Trident a 12% Senior Secured Convertible Debenture in the principal amount of up to $1,000,000 and a warrant to purchase up to 500,000 shares of ZM Common Stock. On September 21, 2006, Trident advanced $800,000 to the Company under the debenture.

Also on September 21, 2006, the Company agreed to loan up to $1,000,000 to DIA pursuant to a promissory note. The promissory note was payable in full upon the earlier of: (i) September 21, 2007; (ii) the date on which the company raises gross proceeds of at least $3,000,000 from a public offering of ZM Common Stock; or (iii) the date the Merger Agreement is terminated in accordance with its terms, and accrues interest at an annual rate of 12%. The obligations of DIA under the DIA Note are subordinate to its obligations to Trident. As of September 27, 2006, the Company advanced $788,000 to DIA.

On October 20, 2006, the Company terminated the merger agreement. The board of directors determined that the termination was in the best interests of the Company.

In connection with the termination, on October 20, 2006, Trident delivered the debenture and the warrant to the Company and the Company cancelled both instruments. The Company also entered into a mutual general release with Merger Sub and Trident and all claims between and among the parties related to the financing provided by Trident were released.

In connection with the termination, the Company amended and restated the promissory note dated September 21, 2006 (the "DIA Note") between the Company and DIA and simultaneously assigned its rights under the DIA Note to Trident. In connection with the assignment, the Company entered into a mutual general release with DIA and the Principal Shareholder and all claims between or among the parties, including those arising under the Merger Agreement, were released.

In consideration of the foregoing, the Company issued to Trident a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $1.25 per share. As a result of a two for three reverse stock split the warrant was adjusted to allow for the purchase of 66,667 shares of common stock at an exercise price of $1.87. On November 8, 2006 the warrant was amended and restated to provide for the purchase of 100,000 shares of the Company's common stock at an exercise price of $1.00. The warrant terminates three years from the date of grant. The exercise price is subject to proportional adjustment for stock splits, combinations, recapitalizations and stock dividends. The Company has agreed to register the public sale of the shares of common stock issuable upon exercise of the warrant by including such shares in any registration statement filed with the Securities and Exchange Commission.

7. Change in Control and Principle Officers

On August 31, 2006, SPH Investments, Inc. ("SPH"), which is solely owned by Mr. Stephen P. Harrington, purchased 2,000,000 shares of the Company's common stock from existing shareholders. Concurrent with these transactions, Mr. Harrington was appointed as President and Chief Financial Officer and appointed to the Board of Directors, and Mr. Berrow resigned as the Company's President, Chief Financial Officer, and a Director.

As a result of these transactions, Mr. Harrington now owns 2,000,000 shares of stock indirectly through his ownership of SPH, which directly owns the shares. This comprises 23.1% of the Company's total issued and outstanding shares. SPH has sole voting and dispositive power regarding the 2,000,000 shares. As a result, the Company experienced a change in control and Mr. Harrington, through SPH, will have significant voting control.

On September 20, 2006, Frank A. Shaw resigned as the Secretary, Treasurer and as a director. Mr. Stephen Harrington, was appointed to the offices of Treasurer and Secretary on the same date.

8. Supplementary Disclosure of Cash Flow Information

In 2006, the Company had the following non cash transactions:

During the quarter ended September 30, 2006, when Mr. Berrow resigned as the Company’s President, Chief Financial Officer, and a Director, he forgave the $42,998 debt owed him by the Company.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this report on Form 10-QSB and in other public statements by the Company and Company officers or directors includes or may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” or “believe” or the negative thereof or any variation thereon or similar terminology.

Such forward-looking statements are made based on management's beliefs, as well as assumptions made by, and information currently available to, management pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Such statements are not guarantees of future performance or events and are subject to known and unknown risks and uncertainties that could cause the Company's actual results, events or financial positions to differ materially from those included within the forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the availability of capital resources, our ability to identify a suitable operating company to acquire and complete an acquisition of such a company, changes in the securities or capital markets, and other factors disclosed under the caption “Risk Factors” in Part I Item 2 of this report and our other filings with the United States Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. Except as required by law, we undertake no obligation to disclose any revision to these forward-looking statements to reflect events or circumstances after the date made, changes in internal estimates or expectations, or the occurrence of unanticipated events.

Item 2.	Plan of Operation.

Unless otherwise indicated or the context otherwise requires, all references to the “Company,” “we,” “us” or “our” and similar terms refer to Zone Mining Limited.

Overview

We were formed in January 2005 for the purpose of engaging in the acquisition, exploration and development of resource properties. Having been unable to execute our business plan, we have exited this business and are, therefore, considered a shell corporation under applicable rules of the Securities Exchange Commission (the “SEC”) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). In that regard, we are actively seeking to complete a business combination with an operating company.

We have limited cash resources, have incurred losses since inception, and have been unable to execute our business plan. We will need to raise funds during the next twelve months to execute our business plan.  Due to these and other factors, our independent auditors have included an explanatory paragraph in their opinion for the year ended March 31, 2006 as to the substantial doubt about our ability to continue as a going concern. In order to continue operations, we must continue to raise the capital necessary to fund our activities and our long-term viability and growth will ultimately depend upon acquiring a successful operating company, as to which there can be no assurance.

On September 21, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ZM Acquisition Corp., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”), Driveitaway, Inc., a Delaware corporation (“DIA”), and Stonewell Partners LLP, a United Kingdom limited liability partnership and the principal shareholder of DIA (the “Principal Shareholder”), whereby Merger Sub was to merge with and into DIA (the “DIA Merger”). On September 21, 2006, we issued to Trident Growth Fund L.P., a Delaware limited partnership (“Trident”) a 12% Senior Secured Convertible Debenture in the principal amount of up to $1,000,000 (the “Debenture”) and a warrant to purchase 500,000 shares of our common stock (the “Warrant”). We also issued a promissory note to DIA in the amount of up to $1,000,000 (the “Note”). We received $800,000 under the Debenture, $788,000 of which we advanced to DIA pursuant to the Note.

On October 20, 2006, our board of directors determined that it would be in the best interest of the Company to terminate the DIA Merger and we entered into a Termination and Assignment and Assumption Agreement with Merger Sub, DIA and Trident (the “Termination Agreement”). Under the Termination Agreement, the Merger Agreement was terminated, the Debenture and Warrant were cancelled, the Note was amended and restated and simultaneously assigned to Trident, other ancillary documents were either terminated or assigned, and we issued a new warrant to Trident to purchase 100,000 shares of common stock at an exercise price of $1.25 per share. In connection with the Termination Agreement, all parties entered into mutual general releases releasing claims relating to the Merger and the Debenture.

Our current business plan consists solely of identifying and acquiring a suitable operating company to acquire and compliance with our reporting obligations under federal securities laws. Although we have evaluated potential acquisition targets, engaged in general discussions regarding the acquisition of an operating company, except for the Merger Agreement, we have not entered into any agreement to acquire an operating company. There can be no assurance that we will be able to identify an acceptable operating company, complete an acquisition, or that any business we acquire will generate profits or increase the value of the Company.

Liquidity and Capital Resources

Since inception, we have funded our operations through public and private offerings of our common stock. On September 21, 2006 we received $12,000 of net proceeds under the Debenture after advancing $788,000 of the proceeds to DIA.

The foregoing constitutes our principal sources of financing during the past twelve months. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. To date, our capital needs have been principally met through the receipt of proceeds from sales of our equity and debt securities. We intend to continue to invest our cash in excess of current operating requirements in interest-bearing, investment-grade securities. Unless we acquire an operating company, we do not expect to incur any material capital expenditures during the next twelve months nor do we expect to hire additional employees.

As of the date of this report, we have minimal resources. Our activities consist solely of identifying a suitable operating company to acquire and complying with our obligations under federal securities laws. We believe that our current cash resources and proceeds from financing activities will be sufficient to fund operations for the next 12 months. In the event that we identify a suitable operating company to acquire, we expect that we will need to raise additional capital to complete such a transaction and to satisfy the working capital or operational requirements of any company we acquire. We expect to raise such capital through sales of our debt or equity securities. The sale of additional equity securities will result in additional dilution to our shareholders. In the event we have to issue additional debt, we would incur increased interest expenses and could be subject to covenants that may have the effect of restricting our operations. We have no commitment for any of the additional financing necessary to execute our business plan and we can provide no assurance that such financing will be available in an amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may not be able to complete the acquisition of an operating company, may not have enough funds to execute the business plan of any company that we do acquire, and in the extreme case, be required to terminate operations and liquidate the Company.

Off-Balance Sheet Arrangements

As of September 30, 2006, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors in addition to other information in this report on Form 10-QSB and our other filings with the Securities and Exchange Commission before purchasing our common stock. The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our company. In addition to these risks, our business may be subject to risks currently unknown to us. If any of these or other risks actually occur, our business may be adversely affected, the trading price of our common stock may decline and you may lose all or part of your investment.

Risks Associated With Our Business

Based on our recurring losses during our development stage and inability to implement our business plan, our auditors have included an explanatory paragraph in their opinion as to the substantial doubt about our ability to continue as a going concern.

We are a development stage company and since inception, have suffered losses from development stage activities to date, and are in need of additional capital. As a result of these factors, our independent auditors have included an explanatory paragraph in their opinion for the year ended March 31, 2006 as to the substantial doubt about our ability to continue as a going concern. As such, we may be required to cease operations and you could lose your entire investment. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplate that we will continue to operate as a going concern. Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

We have no operations, will not generate any revenue unless we complete a business combination with an operating company, and need additional capital to fund our activities.

We have experienced net losses in each fiscal quarter since our inception, and we expect to continue to incur losses for the foreseeable future. Unless we complete a business combination with an operating company, we will not generate any revenues in the future and we will continue to incur expenses related to identifying and acquiring an operating company and compliance with our reporting obligations under applicable federal securities laws. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we cannot raise funds on acceptable terms, we may not be able to continue to execute our plan to acquire an operating company and in the extreme case, liquidate the Company.

We may not be able to acquire an operating company and if we complete such an acquisition, we expect that we will need to raise additional capital.

Our sole business objective is to acquire an operating company. As of the date of this report, we have identified and evaluated potential acquisition targets, engaged in discussions regarding the acquisition of an operating company, and except for the Merger Agreement, have not entered into any agreement to acquire an operating company. There can be no assurance that we will be able to identify a suitable operating company to acquire or complete such an acquisition. In the event that we complete such an acquisition, we expect that we will need to raise substantial additional capital. We intend to rely on external sources of financing to meet any capital requirements and to obtain such funding through the debt and equity markets. We cannot assure you that we will be able to obtain additional funding when it is required or that it will be available to us on commercially acceptable terms, if at all. If we fail to obtain such necessary funding, any such acquisition may not be successful.

Risks Related to Our Stock

There is no market for our common stock.

There is no active trading market for our common stock. Our common stock is not eligible for trading on any national or regional securities exchange or the Nasdaq Stock Market. Our common stock is eligible for trading on the OTC Bulletin Board. This market tends to be substantially less liquid than national and regional securities exchanges or the Nasdaq Stock Market. To date, there has been very limited trading of our common stock. We cannot provide you with any assurance that an active trading market for our common stock will develop, or if such a market develops, that it will be sustained.

Applicable SEC Rules governing the trading of “penny stocks” limits the trading and liquidity of our common stock which may affect the trading price of our common stock.

Our common stock is currently eligible for trading on the OTC Bulletin Board. To the extent our common stock trades below $5.00 per share, our common stock will be considered a “penny stock” and will be subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure document explaining the penny stock market and the associated risks. Under these regulations, brokers who recommend penny stocks to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. These regulations may have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

We intend to raise additional capital in the future, and such additional capital may be dilutive to stockholders or impose operational restrictions.

We intend to raise additional capital in the future to help fund our operations through sales of shares of our common stock or securities convertible into shares of our common stock, as well as issuances of debt. Additional convertible debt or equity financing may be dilutive to our stockholders and debt financing, if available, may involve restrictive covenants that may limit our operating flexibility. If additional capital is raised through the issuance of shares of our common stock or securities convertible into shares of our common stock, the percentage ownership of our stockholders will be reduced. These stockholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.

The trading price of our common stock is likely to be highly volatile.

The trading price of our shares may from time to time fluctuate widely. The trading price may be affected by a number of factors including events described in the risk factors set forth in this report as well as our operating results, financial condition, announcements regarding our business, general economic conditions and other events or factors. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the price of many small capitalization companies and that often have been unrelated or disproportionate to the operating performance of these companies. Market fluctuations such as these may seriously harm the market price of our common stock. Further, securities class action suits have been filed against companies following periods of market volatility in the price of their securities. If such an action is instituted against us, we may incur substantial costs and a diversion of management attention and resources, which would seriously harm our business, financial condition and results of operations.

We do not intend to pay dividends in the foreseeable future.

We have never declared or paid a dividend on our common stock. Accordingly, we do not anticipate paying any dividends in the foreseeable future and investors seeking dividend income should not purchase our common stock.

Item 3.	Controls and Procedures.

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) was carried out by us under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) that such information is accumulated and communicated to our management, including our CEO and CFO, in order to allow timely decisions regarding required disclosure.

There were no changes in internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 5.	Other Information.

In connection with the Termination Agreement, we issued a warrant to Trident to purchase 100,000 shares of common stock at an exercise price of $1.25 per share. As a result of our two for three reverse stock split on October 24, 2006, the warrant was adjusted to provide for the purchase of 66,667 shares of common stock at an exercise price of $1.87 per share. On November 8, 2006, we amended and restated the warrant to provide for the purchase of 100,000 shares of common stock at an exercise price of $1.00 per share, to eliminate the provision providing for the exercise price to be adjusted based on the sales price of securities in our next financing, and to eliminate certain other penalties associated with registration rights and delivery of shares.

Item 6.	Exhibits.

The following exhibits are included herein:

Exhibit No.	Exhibit
10.1	Amended and Restated Warrant issued by Zone Mining Limited to Trident Growth Fund, L.P., dated November 8, 2006
31.1	Certification of Chief Executive Officer and Chief Financial of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zone Mining Limited

Date: November 14, 2006	By:	/s/ Stephen P. Harrington
Stephen P. Harrington Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amended and Restated Warrant issued by Zone Mining Limited to Trident Growth Fund, L.P., dated November 8, 2006
31.1	Certification of Chief Executive Officer and Chief Financial of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended