Form 10QSB
period 2006-12-31
Zone Mining LTD
filed 2007-02-14
CIK 1327793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2006

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________

Commission File No. 333-125436

ZONE MINING LIMITED (Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	98-0446135 (IRS Employer Identification No.)

11526 Sorrento Valley Road
No. 1 A
San Diego, CA 92121

(Address of Principal Executive Offices)

(858) 720-5034

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
Yes [  ] No [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [   ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 9,967,346 issued and outstanding shares of the issuer’s common stock, $.00001 par value per share, on February 13, 2007.

Transitional Small Business Disclosure Format (check one):
Yes [  ] No [ X ]

TABLE OF CONTENTS

		Page
PART I
FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets- (Unaudited)	1
	Condensed Consolidated Statements of Operations- (Unaudited)	2
	Condensed Consolidated Statements of Cash Flows- (Unaudited)	3
	Notes to Condensed Financial Statements	4

Item 2.	Plan of Operation	10

Item 3.	Controls and Procedures	23

PART II
OTHER INFORMATION

Item 6.	Exhibits	23

Signatures		24

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZONE MINING LIMITED AND SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Balance Sheets

ASSETS

	December 31,	March 31,
	2006	2006
	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$33,115	$33,245
Subscriptions receivable	70,000	-
Prepaid expense	1,022	10,000

	$104,137	$43,245

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$242,971	$10,419
Convertible debenture	12,000	-
Due to related party	-	29,830

Total current liabilities	254,971	40,249

Commitments and contingencies

Stockholders’ equity (deficit)
Common stock; $.00001 par value; 33,333,334 shares authorized;
6,468,334 and 4,333,334 shares issued and outstanding at
December 31, 2006 and March 31, 2006, respectively	65	43
Additional paid in capital	246,074	64,957
Deficit accumulated during the development stage	(396,973)	(62,004)

Total stockholders’ equity (deficit)	(150,834)	2,996

	$104,137	$43,245

See notes to these condensed consolidated financial statements.

ZONE MINING LIMITED AND SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months		Nine Months		January 31, 2005
	Ended December 31,		Ended December 31,		(Inception) to
	2006	2005	2006	2005	December 31, 2006

Revenues	$-	$-	$-	$-	$-

Operating expenses
Mineral property costs	-	-	25,676	1,875	37,551
General and administrative	215,019	14,763	308,765	36,658	358,894

Total operating expenses	215,019	14,763	334,441	38,533	396,445

Loss from operations	(215,019)	(14,763)	(334,441)	(38,533)	(396,445)

Other (income) expense
Interest income	(6,218)	-	(8,573)	-	(8,573)
Interest expense	6,734	-	9,101	-	9,101

Total other (income) expense	516	-	528	-	528

Net loss to common stockholders	$(215,535)	$(14,763)	$(334,969)	$(38,533)	$(396,973)

Basic and diluted loss per common share	$(0.05)	$(0.01)	$(0.08)	$(0.03)	$(0.14)

Basic and diluted weighted average
common shares outstanding	4,703,225	1,874,638	4,457,079	1,292,606	2,901,662

See notes to these condensed consolidated financial statements.

ZONE MINING LIMITED AND SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			January 31, 2005
	Nine Months Ended December 31,		(Inception) to
	2006	2005	December 31, 2006
Cash flows from operating activities
Net loss	$(334,969)	$(38,533)	$(396,973)
Changes in assets and liabilities
Prepaid expenses	8,978	15,000	(1,022)
Interest receivable	(8,549)	-	(8,549)
Accounts payable and accrued expenses	241,101	(10,341)	251,520

Net cash used in operating activities	(93,439)	(33,874)	(155,024)

Cash flows from investing activities
Loan to unrelated party	(788,000)	-	(788,000)

Net cash used in investing activities	(788,000)	-	(788,000)

Cash flows from financing activities
Issuance of debt - unrelated party	800,000	-	800,000
Issuance of debt - related party	54,168	15,000	83,998
Repayment of debt - related party	(41,000)	-	(41,000)
Issuance of common stock, net of offering and transaction costs	68,141	50,000	133,141

Net cash provided by financing activities	881,309	65,000	976,139

Net increase in cash and cash equivalents	(130)	31,126	33,115

Cash and cash equivalents, beginning of period	33,245	14,920	-

Cash and cash equivalents, end of period	$33,115	$46,046	$33,115

See notes to these condensed financial statements.

ZONE MINING LIMITED AND SUBSIDIARY
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND GOING CONCERN

Zone Mining Limited (the “Company”) was incorporated on January 31, 2005 in the State of Nevada, U.S.A. It is based in Bala Cynwyd, PA.

In September 2006, Zone Mining Limited formed a wholly owned subsidiary named ZM Acquisition Corp. to merge with a company and survive as a wholly owned subsidiary of Zone Mining Limited. There has not been any activity in this subsidiary as of December 31, 2006 and all intercompany accounts have been eliminated upon consolidation.

Zone Mining Limited was formed to operate as an exploration stage company to engage principally in the acquisition, exploration and development of resource properties. By Exploration Lease Agreement dated April 18, 2005, Zone Mining Limited had the right to conduct exploration work on 15 mineral mining claims in the Maricopa County, Arizona, U.S.A. Effective September 17, 2006, Zone Mining Limited terminated the Exploration Lease Agreement. As a result of such termination Zone Mining Limited became a shell company, as defined under the applicable rules of the Securities and Exchange Commission. As of December 31, 2006, Zone Mining Limited and its subsidiary (the “Company”) is focused on identifying a suitable operating company to acquire.

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at December 31, 2006, the Company has a working capital deficit of $150,834 and an accumulated deficit of $396,973. The Company intends to fund operations through equity financing arrangements, and acquiring operating companies, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim condensed consolidated financial statements and notes thereto of the Company have been prepared by management without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading. The statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal and recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 2006 Annual Report on Form 10-KSB. The results of operations for the interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending March 31, 2007.

ZONE MINING LIMITED AND SUBSIDIARY
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Fiscal Periods

The Company’s fiscal year end is March 31.

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

	Nine Months Ended December 31,
	2006	2005

Warrants	50,000	-
	50,000	-

Risks and Uncertainties

The Company is a shell company and its sole business consists of identifying a suitable operating company to acquire and is subject to significant risks and uncertainties, including the need to raise additional capital and operational risks of any business the Company acquires.

NOTE 3 - MINERAL PROPERTY COSTS

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

NOTE 4 - CAPITAL STOCK

Authorized Stock

At December 31, 2006 the Company has authorized 33,333,334 common shares with a par value of $0.00001 per share. The Company has also authorized 100,000,000 preferred shares with a par value of $0.00001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

On October 3, 2006, the Company effected a four-to-one forward split of its common stock, $0.00001 par value per share, through a dividend of three shares for each share of common stock outstanding as of October 2, 2006, the record date. After giving effect to the stock split, there were 13,000,000 issued and outstanding shares of common stock of the Company.

ZONE MINING LIMITED AND SUBSIDIARY
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

On October 24, 2006, the Company effected a reverse split of the Company's common stock, at a ratio of two-for-three, resulting in stockholders receiving two shares of common stock for every three shares of common stock owned as of October 24, 2006, the record date. As a result of the reverse split, the Company reduced the number of shares of common stock it is authorized to issue. As a result of the reverse split there were 8,666,667 issued and outstanding shares of common stock and 66,666,667 shares of common stock authorized for issuance as of October 26, 2006.

On December 14, 2006, the Company effected a reverse split of the Company's common stock, at a ratio of one-for-two, resulting in the stockholders receiving one share of common stock for every two shares of common stock owned as of December 14, 2006, the record date. As a result of the reverse split, the Company reduced the number of shares of common stock it is authorized to issue. As a result of the reverse stock split there were 5,218,334 issued and outstanding shares of common stock and 33,333,334 shares of common stock authorized for issuance as of December 14, 2006.

These stock splits have been incorporated into the accompanying financial statements.

Share Issuance

From the inception of the Company on January 31, 2005 through September 30, 2006, the Company had issued 4,333,334 common shares at a purchase price of approximately $0.015 per share for gross proceeds of $65,000. Of this amount, $43 was accounted for as par value and $64,957 as additional paid in capital. Of these shares, 666,667 were issued to directors and officers of the Company at a purchase price of approximately $0.02 per share for total proceeds of $15,000.

On December 12, 2006, pursuant to a series of securities purchases agreements, the Company sold 885,000 shares of common stock at a purchase price of $0.07 per share for gross proceeds of $61,950. The shares were sold in a private placement transaction.

On December 22, 2006, pursuant to a series of securities purchases agreements, the Company sold 1,250,000 shares of common stock at a purchase price of $0.07 per share for gross proceeds of $87,500. The Company received $70,000 in payment for representing 1,000,000 shares on January 4, 2007. This amount was recorded as subscriptions receivable on the Company's balance sheet at December 31, 2006.

During February, 2007, pursuant to a series of securities purchase agreements, the Company sold 2,499,000 shares of its common stock at a purchase price of $1.00 per share for gross proceeds of $2,499,000.

NOTE 5 - DUE TO RELATED PARTY

Except as noted elsewhere in these financial statements, related party transactions are as follows:

a)
In August 2006, the Company was obligated to a director and officer of the Company, for a non-interest bearing unsecured demand loan with a balance of $42,998. In August 2006 this loan was forgiven. This forgiveness was reported in capital in excess of par in the accompanying financial statements.

b)	During the second quarter, SPH Investments, a related party, loaned the Company $1,000. The loan is payable on demand and bears no interest. The Company repaid the loan during the fourth quarter.

c)
During the third quarter, the Company borrowed $40,000 from two shareholders. Each shareholder loaned the Company $20,000. The notes had an interest rate of 9% and were due upon demand. The Company repaid the principal balance on both notes during the third quarter.

The above transactions, occurring in the normal course of operations, are measured at the exchange amounts, which is the amount of consideration established and agreed by related parties.

ZONE MINING LIMITED AND SUBSIDIARY
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

NOTE 6 - INCOME TAXES

The Company has accumulated net operating losses for U.S. federal income tax purposes of approximately $396,973, which may be carried forward until 2026 and used to reduce taxable income of future years.

Details of future income tax asset:

December 31,
2006
Future income tax assets:
Income Tax Rate	40.6%
Tax benefit arising from net operating loss carryforward	$161,100
Valuation allowance	(161,100)
Net deferred tax asset	$-

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization including a limitation where a change of control has occurred. When the future utilization of some portion of the carry forwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

NOTE 7 - MERGER RELATED ACTIVITIES

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

In contemplation of the merger, on September 21, 2006, the Company entered into a Securities Purchase Agreement with Trident Growth Fund, L.P., a Delaware limited partnership, and issued to Trident a 12% Senior Secured Convertible Debenture in the principal amount of up to $1,000,000 and a warrant to purchase up to 500,000 shares of common stock. On September 21, 2006, Trident advanced $800,000 to the Company under the debenture.

Also on September 21, 2006, the Company agreed to loan up to $1,000,000 to DIA pursuant to a promissory note. The promissory note was payable in full upon the earlier of: (i) September 21, 2007; (ii) the date on which the company raises gross proceeds of at least $3,000,000 from a public offering of common stock; or (iii) the date the Merger Agreement was terminated in accordance with its terms, and accrued interest at an annual rate of 12%. The obligations of DIA under the DIA Note were subordinate to its obligations to Trident. As of September 27, 2006, the Company advanced $788,000 to DIA.

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

ZONE MINING LIMITED AND SUBSIDIARY
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

In consideration of the foregoing, the Company issued to Trident a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $1.25 per share. On November 8, 2006 the warrant was amended and restated to provide for the purchase of 100,000 shares of the Company's common stock at an exercise price of $1.00. As a result of a one for two reverse stock split on December 14, 2006, the warrant was adjusted to provide for the purchase of 50,000 shares of common stock at an exercise price of $2.00 per share. The warrant terminates three years from the date of grant. The exercise price is subject to proportional adjustments for stock splits, combinations, recapitalizations and stock dividends. The Company has agreed to use its reasonable best efforts, to register the public sale of the shares of common stock issuable upon exercise of the warrant by including such shares in any registration statement filed with the Securities and Exchange Commission.

NOTE 8 - CHANGE IN PRINCIPAL OFFICERS

On August 31, 2006, SPH Investments, Inc. ("SPH"), which is solely owned by Mr. Stephen P. Harrington, purchased 1,000,000 shares of the Company's common stock from existing shareholders. Concurrent with these transactions, Mr. Harrington was appointed as President and Chief Financial Officer and appointed to the Board of Directors, and Mr. Berrow resigned as the Company's President, Chief Financial Officer, and a director.

As a result of these transactions, Mr. Harrington owned 1,000,000 shares of stock indirectly through his ownership of SPH, which directly owns the shares. At August 31, 2006 this comprised 23.1% of the Company's total issued and outstanding shares. SPH has sole voting and dispositive power regarding the 1,000,000 shares. As a result, the Company experienced a change in control and Mr. Harrington, through SPH, has significant voting control.

On September 20, 2006, Frank A. Shaw resigned as the Secretary, Treasurer and as a director. Mr. Stephen Harrington was appointed to the offices of Treasurer and Secretary on the same date.

On January 25, 2007 Mr. Harrington resigned his aforementioned offices and the Company appointed James G. Clark as CEO, CFO, Treasurer, Secretary and also to serve as director of the Company.

NOTE 9 - SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION NOT DISCUSSED ELSEWHERE

In 2006, the Company had the following non cash transactions:

During the quarter ended September 30, 2006, Mr. Berrow resigned as the Company's President, Chief Financial Officer, and a Director, and forgave the $42,998 debt owed him by the Company.

During the quarter ended December 31, 2006, the Company assigned its rights under the $788,000 DIA note to Trident in exchange for cancellation of $788,000 of 12% Senior Secured convertible Debentures and warrants.

NOTE 10 - SUBSEQUENT EVENTS NOT DISCUSSED ELSEWHERE

On January 10, 2007 the Company dissolved its wholly-owned subsidiary ZM Acquisition Corp.

On January 25, 2007, the Company entered into an employment agreement with Mr. Clark which provides for an annual base salary of $200,000 and a discretionary bonus as determined by the Board of Directors. The agreement has a term of 12 months and may be extended for additional 12 month terms. The agreement provides for Mr. Clark to be employed on an at-will basis, however, in the event that Mr. Clark is terminated without cause, the Company is required to pay to Mr. Clark an amount equal to his base salary due for the remainder of the employment term, the pro rata portion on any bonus due, and provide benefits for the remainder of the term.

ZONE MINING LIMITED AND SUBSIDIARY
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

On January 31, 2007, the Company entered into a purchase agreement with a related party, to purchase all of the membership interests in Reliant Partners, LLC, a California limited liability company ("Reliant"). On February 9, 2007, the Company completed the purchase, and Reliant became a wholly-owned subsidiary of the Company and serves as the Company's sole operating subsidiary. Reliant is a San Diego, California based company engaged in the business of direct marketing and sales of student loan applications.

In consideration for the purchase, the Company issued 1,000,000 shares of its common stock to the Jason W. Kincaid Trust dated June 20, 2005, and paid Mr. Kincaid $100,000. Mr. Kincaid was the sole member of Reliant. The Company will also make the following cash payments to Mr. Kincaid: (i) an amount equal to the revenue to be received by Reliant with respect to certain completed loan applications generated by Reliant that were in process with certain customers as of the closing date of the transaction ("Close"); (ii) a cash payment equal to the value of Reliant's accounts receivable as of the Close; and (iii) $400,000 payable on or prior to the six month anniversary of the Close.

The Company has also agreed to adopt a stock incentive plan and issue options to purchase an aggregate of 250,000 shares of its common stock at an exercise price of $1.00 per share to certain employees of Reliant within thirty days of the Close. At the Close, the Company entered into an employment agreement with Mr. Kincaid to serve as an employee of Reliant for a term of one year at an annual base salary of $200,000, which may be renewed by mutual consent for any number of additional one year periods. Prior to the purchase, Mr. Kincaid was the beneficial owner of 1,150,000 shares of common stock. Subsequent to the close, Mr. Kincaid will be the beneficial owner of 2,150,000 shares of common stock.

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

Such forward-looking statements are made based on management's beliefs, as well as assumptions made by, and information currently available to, management pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Such statements are not guarantees of future performance or events and are subject to known and unknown risks and uncertainties that could cause the Company's actual results, events or financial positions to differ materially from those included within the forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, maintaining our relationship with Student Loan Xpress, Inc., our ability to identify, acquire, integrate and manage suitable additional operating companies, our ability to attract and retain an executive management team, changes in federal legislation pertaining to student loans, changes in prevailing interest rates, the cost and demand for college educations, the availability of capital resources, changes in the securities or capital markets, and other factors disclosed in this report under the caption “Risk Factors” beginning on page 14 of this report and our other filings with the United States Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. Except as required by law, we undertake no obligation to disclose any revision to these forward-looking statements to reflect events or circumstances after the date made, changes in internal estimates or expectations, or the occurrence of unanticipated events.

Item 2.  Plan of Operation.

Unless otherwise indicated or the context otherwise requires, all references to the “Company,” “we,” “us” or “our” and similar terms refer to Zone Mining Limited.

Background

We were formed in January 2005 under the laws of State of Nevada for the purpose of engaging in the acquisition, exploration and development of resource properties. We completed an initial public offering of our common stock in October, 2005 raising gross proceeds of $50,000. Having been unable to execute our business plan, we exited this business in August, 2006. As a result, we became a shell company under applicable rules of the Securities Exchange Commission (the “SEC”) promulgated under the Exchange Act. Since August 2006, our business has consisted solely of identifying a suitable operating company to acquire and complying with our reporting obligations under federal securities laws. In September 2006, we entered into a merger agreement to acquire a provider of on-line remarketing services to managers of automotive fleets. In October 2006, we terminated the merger agreement and continued the process of identifying a suitable operating company to acquire. On January 31, 2007, we entered into an agreement to purchase all of the membership interests in Reliant Partners, LLC, a California limited liability company (“Reliant”). On February 9, 2007 we completed the acquisition of Reliant which became a wholly-owned subsidiary of the Company and currently serves as our sole operating subsidiary.

Overview

We provide direct marketing and sales of federal consolidation and student loan applications. We use direct mail marketing to initiate new consolidation loan applications to parents and students who have one or more consolidation-eligible student loans under the Federal Family Education Loan Program, which we will refer to as “FFELP”. Our operations consist of an inbound call center of approximately ten customer service agents and 14 sales agents and designing and managing original direct mail campaigns. These marketing materials are developed internally while physical production and distribution are outsourced to a local third party vendor.

Prospective applicants are directed to call campaign-unique toll free numbers and are routed to our call center. We then screen potential applicants and assist qualified applicants in preparing and submitting loan applications to providers of federal student and consolidation loans. For this service, we receive a marketing fee for each completed loan application. These fees are our primary source of revenue. As of the date of the report, our sole customer is Student Loan Xpress, Inc. (“SLX”), a subsidiary of CIT Group Inc. Our agreement with SLX expires June 30, 2007 and requires that we exclusively market SLX loan products.

Key Performance Indicators

Our key performance indicators are volume of incoming calls and loan applications submitted. We recognize revenue when a completed loan application is ready for disbursement by SLX, the amount of our marketing fee has been determined, and collection is reasonably assured. Generally, an increase in applications will result in an increase in our revenue. In order to continue to generate applications and in turn revenue, we need to solicit inquiry from as many qualified applicants as possible. This is ultimately dependent upon the development and execution of effective and timely direct mail and internet marketing initiatives and effective screening and processing of applicants.

Outlook

Based on government and industry sources including the United States Department of Education and The College Board, the increase in the cost of higher education continues to far outpace inflation and wage growth, the volume of federally guaranteed student loans has increased substantially in recent years, college admissions are at an all time high and continue to grow. In addition, the low interest rate environment during the last several years has encouraged many borrowers to consolidate their variable rate student loans into one loan with a low fixed interest rate. Continued funding by the Federal Government and continued low interest rates, increasing tuition costs, and college admissions are all key external conditions which affect the demand for our services and our ability to successfully execute our business plan.

Our business plan is to become a leading outsourced marketing and customer acquisition services company. Through strategic acquisition and organic development, we intend to build a direct marketing company focused on student loans. We accomplished the first step in executing this strategy by acquiring Reliant’s sales and marketing infrastructure. In the near term, we will seek to increase our share of student loan consolidations through aggressive marketing, optimized call center operations, and streamlined electronic document distribution. Thereafter, we intend to grow our business both organically through new marketing channels as well as through additional synergistic acquisitions in the student loan industry to expand into new marketing channels and increase customer penetration.

In order to successfully execute our plan, we will need to attract and retain an executive management team with substantial industry experience. Our chief executive officer James G. Clark has substantial experience in the student loan financing industry and intends to build an effective management team.

As we believe effective interaction with prospective customers is one of the cornerstones of our success, we believe candidate selection for the call center operation is essential to maintaining our standard of operation. Our continued efforts in recruiting and training such persons is critical to our ability to successfully execute our business plan.

We believe that our near-term success will depend particularly on our ability to integrate Reliant into the Company and to build an effective management team that will provide a strong foundation for growth. We believe that key risks include our ability to maintain our relationship with SLX, changes in federal legislation pertaining to student loans, our ability to identify, acquire and integrate operating companies into our operations, our ability to attract and retain an effective executive management team, and raise the capital necessary to grow our business. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development. We may not be successful in addressing such risks and difficulties.

Our independent auditors included an explanatory paragraph in their opinion on our financial statements for our fiscal year ended March 31, 2006 as to the substantial doubt about our ability to continue as a going concern. This was based on our limited cash resources, our history of recurring losses since inception, and our inability to execute our business plan. Our long-term viability and growth will ultimately depend upon operating Reliant on a profitable basis and acquiring additional operating companies in the student loan and consolidation industries.

Liquidity and Capital Resources

Since inception, the Company has funded its operations through public and private offerings of its common stock and Reliant has funded operations from its operating activities and proceeds from short term loans and a line of credit.

During December 2006, we raised gross proceeds of $149,450 through the issuance of 2,135,000 shares of our common stock at a split adjusted purchase price of $0.07 per share. Between February 7, 2007 and the date of this report, we raised $2,599,000 through the issuance of 2,599,000 shares of our common stock at a purchase price of $1.00 per share.

The foregoing constitutes our principal sources of financing during the past twelve months. Reliant currently maintains a $100,000 line of credit with a commercial bank. As of the date of this report, there is no outstanding balance on this line of credit. Other than the foregoing, we do not maintain a term loan or credit facility with any other commercial bank or financial institution. To date, our capital needs have been principally met through the receipt of proceeds from sales of our equity and debt securities. We intend to continue to invest our cash in excess of current operating requirements in interest-bearing, investment-grade securities.

Over the next six months, we expect to incur approximately $2,200,000 of cash expenditures in payment of the remainder of the purchase price due in connection with our purchase of Reliant. We expect to fund this amount through current cash resources, working capital, and proceeds from the sale of our equity securities. We expect to incur additional material capital expenditures during the next twelve months in connection with the acquisition of additional operating companies. We also expect to hire additional employees to serve as executive officers of the Company.

As of the date of filing this report and after giving effect to the purchase of Reliant, we have cash resources of approximately $2,700,000.  Reliant has historically operated on a cash flow positive basis and we expect that it will continue to generate enough cash to support its operations and our corporate overhead, including costs associated with retaining additional executive management and complying with our reporting obligations under federal securities laws. We believe that our current cash resources, cash provided by operations, and expected proceeds from financing activities will be sufficient to fund operations for the next 12 months. In the event that we identify a suitable operating company or companies to acquire, we expect that we will need to raise additional capital to complete such a transaction and to satisfy the working capital or operational requirements of any company we acquire. We expect to raise such capital through sales of our debt or equity securities. The sale of additional equity securities will result in additional dilution to our shareholders. In the event we have to issue additional debt, we would incur increased interest expenses and could be subject to covenants that may have the effect of restricting our operations. We have no commitment for any of the additional financing necessary to execute our business plan and we can provide no assurance that such financing will be available in an amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may not be able to execute our plan to acquire additional operating companies.

Off-Balance Sheet Arrangements

As of December 31, 2006, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Risks Associated With Our Business

We recently entered into a new business and may not be successful in executing our business plan.

We have recently discontinued our former business model involving the exploration of resource properties and adopted a new model involving the marketing and processing of student loans. We have only recently completed our platform acquisition under our new business model. As a result, we have a very limited operating history under our current business model. Even though we are being managed by a senior executive with significant experience in the industry, our limited operating history makes it difficult to predict the long-term success of our business model.

Based on our recurring losses during our development stage and inability to implement our business plan, our auditors have included an explanatory paragraph in their opinion as to the substantial doubt about our ability to continue as a going concern.

We are a development stage company and since inception, have incurred losses from development stage activities to date, and are in need of additional capital. As a result of these factors, our independent auditors have included an explanatory paragraph in their opinion on our financial statements for the year ended March 31, 2006 as to the substantial doubt about our ability to continue as a going concern. As such, we may be required to cease operations and you could lose your entire investment. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplate that we will continue to operate as a going concern. Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

SLX is not obligated to continue its relationship with us. The termination of this relationship would have a material adverse effect on our revenues and earnings.

Our agreement with SLX expires June 30, 2007 and requires that we exclusively market FFELP loans and consolidation loans offered by SLX. We currently derive 100% of our revenue from our agreement with SLX and either party may cancel the contract for cause upon 30 day’s notice. Cancellation or expiration of this agreement would have a material adverse effect on our financial condition and results of operation. In addition, SLX loan production may slow as interest rates rise or as the market for consolidation loans becomes more competitive. As such, we may not achieve the same level of revenues from the SLX business we have in the past. Since we are substantially dependent on SLX to generate revenue, any material decrease in its business would have a material adverse impact on our operations.

We may not be successful in managing the Reliant business which would have a material adverse effect on our revenues and profitability.

We have a very limited operating history and complications may occur in transitioning the platform Reliant business to new management. There is no guarantee that the employees of Reliant who market and sell consolidation loans can adequately transition to the marketing and sale of other student loan products. In addition, because a different executive management team will be put into place for the Reliant business, there may be difficulties in retaining relationships with key subcontractors, employees, and leaseholders the loss of which could have a material adverse effect on our operations.

We are dependent on our chief executive officer and the loss of his services or our inability to attract and retain an experienced executive management team may prevent us from successfully executing our business plan.

For the foreseeable future our success will depend largely on the services of our chief executive officer, James G. Clark, because of his industry knowledge, marketing skills and relationships with major vendors. We are dependent on Mr. Clark to both manage our current operations and attract and retain an executive management team with substantial industry experience. We do not maintain key person life insurance policies on Mr. Clark. The loss of Mr. Clark or our inability to build an effective executive management team could seriously harm our business, financial condition or results of operations and our ability to execute our business plan

Our marketing costs could materially increase which could have a material adverse effect on our earnings.

We incur marketing costs relating to generating federal consolidation and student loan applications. For instance, our direct marketing costs may materially increase or the cost of obtaining mailing lists may significantly increase as the market for consolidation loans becomes even more competitive. Any increase in our marketing costs without an offsetting increase in either the number of completed applications generated or increase in our revenues per completed application could have a material adverse impact on our earnings.

SLX may not keep pace with industry developments which could result in our inability to service our customers and have a material adverse effect on our revenues and earnings.

In the consolidation loan industry, interest rates charged to borrowers and repayment options are regulated and standardized. Therefore, lenders compete on borrower benefits such as rate reductions tied to automatic payment. Since we currently derive 100% of our income from SLX, we are vulnerable to SLX’s handling of competitive developments in this regard. Should SLX not properly identify borrower benefits and become less attractive than other consolidation loan providers, we may be unable to market SLX’s student loan products.

Failures in our information technology system could disrupt our business.

Our operating processes are highly dependent upon our information technology system infrastructure, and we face the risk of business disruption if failures in our information systems occur. Such a disruption could have an impact upon our business and operations. A major physical disaster or other calamity that causes significant damage to our offices or our systems would adversely affect our business.

We may use a significant amount of our capital to finance the purchase of additional student loan service companies which could strain our cash resources and dilute the ownership interest of our existing stockholders.

An integral part of our business plan is to identify and acquire additional federal consolidation loan service providers. We expect that in order to complete the purchase of such companies, purchase agreements will likely include any or all of the following: a certain amount paid at closing, stock distributions paid at closing, and a balance paid over a number of years in the form of equity or cash earn-out installments payable based upon the future earnings of the acquired business. In order to acquire additional student loan service companies and to fund earn-out installments if they become due, we expect that we will be required to make significant equity and cash distributions in the future. This could result in a strain on our cash resources and dilute the ownership interests of our existing stockholders.

We may need to raise additional funds in the future to fund our acquisition strategy. If such funds are not available we may have to delay or forego potential acquisitions.

We expect we will have to raise additional capital in the future to help fund our operations and acquisition strategy or to fund unforeseen capital requirements or other events and uncertainties. If we cannot raise funds on acceptable terms, we may not be able to acquire additional student loan servicing companies, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may cause us to delay or forego potential acquisition even if they may be profitable to our future operations.

We are not obligated to follow any particular criteria for evaluating new acquisition targets.

Even though we expect to develop general guidelines for determining whether a potential target’s products are attractive for a combination, we are not obligated to follow any particular operating, financial, geographic, or other criteria in evaluating candidates for potential relationships. We will target companies which we believe will provide the best potential long-term financial return for our stockholders and we will determine the terms of the relationship accordingly. Our stockholders will not have the opportunity to evaluate the relevant economic, financial, and other information that our management team will use and consider in deciding whether to pursue an opportunity or not.

There is a scarcity of and competition for student loan companies.

There are a limited number of companies that market, process, and fund student loans such as SLX. In addition, there is a competition among direct marketing companies to establish relationships with such companies. There is no guarantee that we will secure any additional relationships in the future or that we will be able to renew our existing relationship with SLX when its term expires. Additionally, it may prove more difficult than anticipated to utilize the existing sales and marketing platform for other companies’ products. Our sales team may find particular products more difficult than others to sell and may not be successful in replicating their volumes with any of our future partners. We may find it more difficult than anticipated to integrate additional companies into one corporate structure.

Our acquisition and strategic alliance strategies include numerous risks, including identifying acquisition candidates, execution risks, significant acquisition costs, the management of a larger enterprise, and the diversion of management’s attention that could cause our overall business operations to suffer.

We may seek to acquire companies that complement our business. Our inability to complete acquisitions and successfully integrate acquired companies may render us less competitive. We may evaluate acquisitions at any time. We cannot assure you that we will be able to identify acquisition candidates and complete acquisitions on commercially reasonable terms or at all. If we make acquisitions, we also cannot be sure that any benefits anticipated from the acquisitions will actually be realized. Additionally, we cannot be sure that we will be able to obtain financing for acquisitions.

The process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial, operational and managerial resources that would otherwise be available for the ongoing development or expansion of our existing business. The integration of acquired businesses may also lead to the loss of key employees of the acquired companies and diversion of management’s attention from ongoing business concerns. To the extent that we have miscalculated our ability to integrate and operate the business to be acquired, we may have difficulty in achieving our operating and strategic objectives. The diversion of management attention may affect our results of operations. Future acquisitions could result in the incurrence of debt and related interest expense, contingent liabilities and accelerated amortization expenses related to acquisition premiums paid, which could have a materially adverse effect on our financial condition, operating results and cash flow.

Risks Associated with our Industry

Decreased demand for consolidation loans could have an adverse impact on our business.

The low interest rate environment during the last several years has encouraged many borrowers to consolidate their student loans into one loan with a lower interest rate. At present, Reliant only markets federal consolidation loans and other student loans. Demand for consolidation loans could decrease in future years due to higher interest rates, a diminished pool of potential borrowers eligible to consolidate their loans or regulatory changes, such as an extension of the term of Stafford loans. A significant decrease in demand for consolidation loans would have a material adverse effect upon our business.

Competition from the Department of Education as a result of the Federal Direct Loan Program and from other lenders may adversely impact our business.

In 1992, Congress created the William D. Ford Federal Direct Loan Program, or FDLP. Under FDLP, the DOE makes loans directly to student borrowers attending schools that choose to participate in that program. The volume of student loans made under FFELP and available for us may be reduced to the extent loans are made to students under FDLP. In addition, if FDLP expands, SLX may be included on fewer preferred lender-lists, which could result in a decreased volume of loan originations. This could adversely affect our earnings. Reductions in our loan volume could further jeopardize our relationship with SLX.

In the FFELP market, SLX faces significant competition from numerous competitors, including SLM Corporation, the parent company of Sallie Mae. SLM Corporation’s subsidiaries collectively service nearly one-half of all outstanding FFELP loans and constitute the largest holder of student loans, with a managed portfolio of approximately $142 billion as of January 2006. Another major competitor is Citibank through is 80% owned subsidiary Student Loan Corporation, which originates, holds and services federally sponsored student loans under FFELP and also holds student loans that are not insured under FFELP. Through a series of acquisitions and mergers, Nelnet, Inc. has substantially expanded its presence in the student loan business as an originator, holder and servicer of student loans. They offer a range of financial services and technology-based products, including student loan origination, consolidation and lending, holding, student loan and guarantee servicing, and a suite of internet-based software solutions. Nelnet had $22.9 billion in net student loan assets as of September 30, 2006. Other major holders of student loans include Bank of America and Wells Fargo, each with 4% market share. Some of these competitors are much larger than SLX or Reliant, have better name recognition than we do and have greater financial and other resources than we do. In addition, several of our competitors have large market capitalizations or cash reserves and are better positioned to acquire companies we may be interested in acquiring. Finally, many of our competitors are regulated financial institutions whose deposits are federally insured. Consequently, such competitors may have more flexibility to address the risks inherent in the student loan business.

Proposed federal legislation to reduce the maximum interest rates on federally guaranteed student loans could have a material adverse effect on our business by reducing the demand for consolidation loans and the profitability of writing and servicing student loans.

In January 2007, the United States House of Representatives passed the College Student Relief Act of 2007. The proposed legislation seeks to reduce the maximum interest rates on federally-subsidized student loans from the current 6.8% by reducing the maximum rate each year commencing July 1, 2007 until the maximum rate is reduced to 3.4% in 2011. The proposed legislation will pay for the reduced interest rates by reducing insurance and agency collection fees and increasing the annual fee on federal consolidation loans. The reduced interest rates could reduce the profitability of writing and servicing federally-subsidized student loans which could lead to a reduction in the fees paid to companies for marketing and originating student loans. Lower interest rates on new student loans and an increase of the annual fee on consolidation loans could reduce the demand for federal consolidation loans, including those offered by SLX, which in turn would reduce the demand for services such as ours in marketing and originating federal consolidation loans. Approval of the pending legislation could have a material adverse effect on our revenues and profitability.

We face strong competition in the FFELP business. If competitive trends intensify, we could face margin pressure if SLX renegotiates our compensation in light of its changing economics.

Because we earn our revenues from federally insured loans under a federally sponsored loan program, we are subject to political and regulatory risk. As part of the HEA, the student loan program is periodically amended and must be “reauthorized” every six years. Past legislative changes included reduced loan yields paid to lenders (1993 and 1998), increased fees paid by lenders (1993), decreased level of the government guaranty (1993) and reduced fees to guarantors and collectors, among others. On February 8, 2006, the President signed the Reauthorization Legislation. The Reauthorization Legislation contains a number of provisions that over time will reduce lenders’ earnings on FFELP student loans. Some of this margin erosion may be passed on to Reliant through contract renegotiations and decreased compensation. In addition, there can be no assurances that future reauthorizations and other political developments will not result in changes that have a materially adverse impact on the Company.

We face intense competition in the student loan consolidation space.

SLX partners with multiple organizations to obtain new customers. Some of these organizations may have more experience with SLX or student loan marketing than we do. These organizations may possess significantly stronger financial, technical and marketing expertise than we do. In addition, the student loan marketing business is a rapidly growing market, significant competition exists, and there are low barriers to entry. Since we are currently transitioning management, we expect to face many of the same risks that start up companies experience.

Our business is subject to a number of risks, uncertainties and conditions, some of which are not within our control, including general economic conditions, and adverse changes in the laws and regulations that govern our businesses.

Our business is subject to a number of risks, uncertainties and conditions, some of which we cannot control. For example, if the U.S. economy were to sustain a prolonged economic downturn, interest rates increase substantially, or adverse changes in federal regulation pertaining to student loans occur, our business could be adversely affected.

Risks Related to Our Stock

There is no active trading market for our common stock.

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

We intend to raise additional capital in the future to help fund our operations and acquisition strategy  through sales of shares of our common stock, securities convertible into shares of our common stock, or issuances of debt. Additional convertible debt or equity financing may be dilutive to our stockholders and debt financing, if available, may involve restrictive covenants that may limit our operating flexibility. If additional capital is raised through the issuance of shares of our common stock or securities convertible into shares of our common stock, the percentage ownership of our stockholders will be reduced. These stockholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.

If our executive officers, directors and principal stockholders choose to act together, they may be able to control our management and operations, which may prevent us from taking actions that may be favorable to you.

Our executive officers, directors and principal stockholders, beneficially own approximately 65% of our outstanding common stock. These stockholders, acting together, have the ability to exert substantial influence over any matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of us or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

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

We have never declared or paid a cash dividend on our common stock. Accordingly, we do not anticipate paying any dividends in the foreseeable future and investors seeking dividend income should not purchase our common stock.

We are not subject to certain of the corporate governance provisions of the Sarbanes-Oxley Act of 2002.

Since our common stock is not listed for trading on a national securities exchange, we are not subject to certain of the corporate governance requirements established by the national securities exchanges pursuant to the Sarbanes-Oxley Act of 2002. These include rules relating to independent directors, director nomination, audit and compensation committees, retention of audit committee financial expert and the adoption of a code of ethics. Unless we voluntarily elect to comply with those obligations, which we have not to date, the protections that these corporate governance provisions were enacted to provide, will not exist with respect to the Company. While we may make an application to have our securities listed for trading on a national securities exchange, which would require us to comply with those obligations, we can not assure you that we will make such application, that we would be able to satisfy applicable listing standards, or if we did satisfy such standards, that we would be successful in such application.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the cost and risks associated with accessing the public markets and public reporting. In addition to managing the operations of Reliant, our management team will need to continue to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities. Prior to the closing of the Purchase Agreement, Reliant was not subject to these laws and regulations and, therefore, did not incur any such costs. As Reliant is now our sole operating subsidiary, it will have to absorb the additional expenses of compliance with such laws and regulations which may have a material adverse effect on its results of operations. Accordingly, Reliant’s financial performance as a private company may not be indicative of its future financial performance as a subsidiary of a public company.

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our independent registered public accountants. The SEC has extended the compliance dates for smaller public companies, including the Company. Accordingly, we believe that the annual assessment of our internal controls requirement will first apply to our annual report for our first fiscal year ended on or after July 15, 2007. Compliance with these rules will require us to incur increased general and administrative expenses and management attention. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

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

There were no changes in internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 6.  Exhibits.

The following exhibits are included herein:

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer and Chief Financial of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zone Mining Limited

Date: February 14, 2007	By:	/s/ James G. Clark
James G. Clark Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer and Chief Financial of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended